Form 10KSB/A
period 1999-12-31
ALGIERS RESOURCES INC/NY
filed 2000-09-28
CIK 1077278

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

                          Commission File No. 000-26645

                               Spacial Corporation
                               -------------------
                (Name of registrant as specified in its charter)

         Delaware                                     13-4031423
         --------                                     ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

317 Madison Avenue, Suite 2310, New York, New York       10017
--------------------------------------------------       -----
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

This Amendment No. 1 to the Annual Report on Form 10-KSB of Spacial Corporations. (the "Company") for the fiscal year ended December 31, 1999 is being filed with the Securities and Exchange Commission for the purpose of reflecting and classifying supplementary information in the text of "Item 5. Recent Sales of Unregistered Securities," for certain transactions in 1998 and 1999.


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



                                       SPACIAL CORPORATIONS


Date: September 15, 2000               By /s/ James A. Prestiano
                                         -----------------------
                                       James A. Prestiano, President, Secretary
                                       and Chief Financial Officer