Form 10KSB
period 2002-12-31
ALGIERS RESOURCES INC/NY
filed 2003-04-15
CIK 1077278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                          Commission File No. 000-26627

                             Algiers Resources, Inc.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)


       Delaware                                            13-4031359
--------------------------------------             --------------------------
 State or other jurisdiction                          I.R.S. Employer
of incorporation or organization                    Identification Number


   317 Madison Avenue, Suite 2310, New York, New York                 10017
------------------------------------------------------------       -----------
        Address of principal executive office                       Zip Code

Issuer's telephone number:  (212) 949-9696

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
Yes  X    No
    ----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of March 20, 2003, 2,545,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 545,000 shares.

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

         We have no operating business, nor do we intend to develop our own operating business. Our only prospects toward operations are by seeking to effect a merger or other business combination (a "transaction") with a corporation or other business entity which owns an operating business and wishes to undertake a transaction for its own corporate purposes (a "Merger Target"), generally related to gaining access to the capital markets and achieving liquidity for its stockholders. Our primary activities currently involve seeking a Merger Target and filing reports with the Commission. As such, we are known as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a transaction.

         The Company has entered into an Agreement and Plan of Merger, dated as of March 20, 2003 (the "Merger Agreement"), a copy of which is attached hereto as an exhibit, with Algiers Merger Co., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub") and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), whereby CIAC will merge (the "Merger") with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, (i) each outstanding share of common stock, par value $0.0001 per share, of CIAC will be converted into one share of Common Stock of the Company at the time the Certificate of Merger is filed with Delaware Secretary of State, and (ii) all outstanding shares of common stock, par value $.001 per share, of Merger Sub shall remain 100 shares of common stock, par value $.001per share, of the Surviving Corporation. In addition, CIAC entered into a Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003 ("CIG Agreement"), a copy of which is attached hereto as an exhibit, with Command International Group Inc. ("CIG") and stockholders of CIG whereby CIAC was given the right to acquire all of the issued and outstanding shares of common stock of CIG in exchange for 5,239,238 shares of CIAC Common Stock. The Merger Agreement requires as a condition to the closing of the Merger that CIAC assign its rights under the CIG Agreement to the Company. In contemplation thereof, the Company deposited in escrow with Snow Becker Krauss P.C. 5,239,238 shares of Common Stock of the Company for issuance to CIG upon the closing of the CIG Agreement. In accordance therewith, stockholders of CIAC and CIG will receive an aggregate of 10,478,476 shares of Common Stock of the Company or approximately 89% of the issued and outstanding Common Stock.

         After the Merger, the business of CIAC and CIG will be our operating business. CIG is a provider of web-based and LAN-based software solutions through its wholly owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC").

         CLC has been providing procurement and supply chain management, manufacturing and distribution systems across multiple industries since 1985. CLC's objectives have been to provide customized software systems for business applications where a canned "off-the-shelf" package would not meet customer needs. CLC offers the following software systems, which can be integrated with other software systems:

         o CLC-PM4(TM) Purchasing Management System. A complete purchasing management system which can also include multi-site inventory control, purchasing requisitions, RFQ's, A/P invoice processing, supplier analysis, and much more.

         o CLC-MRP(TM) Manufacturing Management System. A full manufacturing management system including bill of materials, parts explosion, job/project control, labor tracking, work in process tracking, and integrated ties to inventory, purchasing, receiving, sales order entry, and finished product inventory control.

         o CL-Sea(TM) Maritime Purchasing Management. A complete purchasing management system designed specifically for the maritime industry, including purchasing for spare parts, services, and provisions, plus optional charterer budgeting and invoicing for third parties with reimbursable expense tracking.

         o CLC-DMS(TM) Sales and Distribution Management System. A complete sales and distribution management system including sales order entry and shipping, finished products inventory control, leases and rentals, serialized equipment tracking, sales quotations, and accounts receivable invoice generation

         In addition, CLC operates the North American Sales/Support arm of iShipExchange. iShipExchange is an online marketplace for the commercial maritime industry that links buyers and sellers in an efficient, comprehensive B2B community.

         CIC provides user-friendly integrated software applications to enable a company to operate its business more efficiently through its Web site.

         At the closing of the Merger, Mr. Prestiano will resign as sole officer of the Company and Robert Fallah will be appointed Chief Executive Officer of the Company. In addition, Mr. Prestiano will also resign as a director of the Company and Mr. Fallah and Frank Cantatore will be designated as new members of the Company's board of directors.

         The proposed business activities described herein classify us as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We cannot assure that any market for our Common Stock will develop even if we are able to successfully implement our business plan and complete the merger with CIAC.

Item 2.  Description of Property

         We do not own or lease any real property at this time. Pursuant to an oral agreement with The Law Offices of James A. Prestiano, Esq., a firm controlled by James Prestiano, our President, sole director, majority stockholder and founder, we utilized the office space and related facilities of such firm as our principal executive office. Such office is located at 317 Madison Avenue, Suite 2310, New York, NY 10017.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

         Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will develop. We will attempt to obtain a quote for our Common Stock on the NASD OTC Bulletin Board following the completion of the Merger.

         The authorized capital stock of the Company consists of 45,000,000 shares, of which 40,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of "blank-check" Preferred Stock, $0.001 par value. At March 20, 2003, there were 2,545,000 shares of Common Stock outstanding and held of record by 36 stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

         We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. CIAC may change this policy. However, since it is an early stage growth company, it is unlikely that its management would declare any dividend for a while after the Merger.

Recent Sales of Unregistered Securities

         The following information relates to the sale of unregistered securities by the Company during the three year period ended December 31, 2002. This sale of securities was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

General

         Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. The Company has entered into a Merger Agreement with Algiers Merger Co. and CIAC, whereby CIAC will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation. Pursuant to the Merger Agreement, (i) each outstanding share of common stock, par value $0.0001 per share, of CIAC will be converted into one share of Common Stock of the Company at the time the Certificate of Merger is filed with Delaware Secretary of State, and (ii) all outstanding shares of common stock, par value $.001 per share, of Algiers Merger Co. shall remain 100 shares of common stock, par value $.001per share, of the Surviving Corporation. In addition, CIAC entered into a Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, with CIG and stockholders of CIG whereby CIAC was given the right to acquire all of the issued and outstanding shares of common stock of CIG in exchange for 5,239,238 shares of CIAC Common Stock. The Merger Agreement requires as a condition to the closing of the Merger that CIAC assign its rights under the CIG Agreement to the Company. In contemplation thereof, the Company deposited in escrow with Snow Becker Krauss P.C. 5,239,238 shares of Common Stock of the Company for issuance to CIG upon the closing of the CIG Agreement. In accordance therewith, stockholders of CIAC and CIG will receive an aggregate of 10,478,476 shares of Common Stock of the Company or approximately 89% of the issued and outstanding Common Stock.

         After the merger, the business of CIAC and CIG will be our operating business. CIG is a provider of web-based and LAN-based software solutions through its wholly owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC").

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         We do not have sufficient capital with which to provide the owners of CIAC with significant cash or other assets. We believe we can offer owners of CIAC the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

Equipment and Employees

         As of December 31, 2002, we had no operating business and thus no equipment and no employees, other than our president, who does not receive a salary. We do not intend to develop our own operating business but instead plan to merge with CIAC pursuant to the Merger Agreement.

Expenses for Years Ended December 31, 2002 and December 31, 2001

         Net cash used in operating activities for the twelve months ended December 31, 2002 was $2,825, compared to $8,612 for the twelve months ended December 31, 2001. During the twelve months ended December 31, 2002, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities. As a result, cash on hand decreased by $2,825 for the twelve months ended December 31, 2002 to $483.

         The operating expenses of $10,427 for the twelve month period ended December 31, 2002 and $10,258 for the twelve months ended December 31, 2001 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. Certain of the Company's professional service providers agreed to forego cash payment for their services in exchange for securities of the Company.

                                  RISK FACTORS

We Have No Operating History or Basis for Evaluating Prospects

         We were incorporated in October 1998 and we have no operating business or plans to develop one. We only recently entered into the Merger Agreement with CIAC. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities, the Private Placement, filing reports with the Commission, and searching for Merger Targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

         We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of the merger with CIAC and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

We Are Unable to Ascertain Risks Relating to the Industry and Nature of CIAC, and You Will Have Little or No Control over CIAC after the Merger

         Our director and executive officer has no experience in the industry of CIAC. Accordingly, he has a limited basis to evaluate the possible merits or risks of CIAC or the particular industry in which we may ultimately operate, and therefore risks of a currently unascertainable nature may arise with CIAC. Although management will endeavor to evaluate the risks inherent with CIAC, there can be no assurance that we will properly ascertain and evaluate all such risks.

We Will Be Able to Effect At Most One Merger, and Thus May Not Have a Diversified Business

         Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services of CIAC. Accordingly, notwithstanding any capital investment in, and management assistance to CIAC, there can be no assurance that CIAC will prove to be commercially viable, or that its securities will trade at a favorable level.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

         Our ability to effect the merger with CIAC will be dependent upon the efforts of our executive officer and sole director, James Prestiano. Notwithstanding the importance of Mr. Prestiano, we have not entered into any employment agreement or other understanding with Mr. Prestiano concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Prestiano will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Prestiano and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating Merger Targets, we may not have the resources to retain additional personnel as necessary.

         Although Mr. Prestiano has some legal experience in buying and selling businesses, he has limited experience in "blind pool" or "blank check" companies. In addition, Mr. Prestiano has not been a director or officer of any public company, other than as stated herein.


Mr. Prestiano Is a Principal Executive Officer and Director of Eight Other Similar Companies Which Creates an Inherent Conflict of Interest

         During 2002 Mr. Prestiano served as the sole director and officer of eight other similarly capitalized companies (identified in Item 12, Part III below) that contemplate the same business activities as us and thus compete directly with us. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies, he will have conflicting interests. Therefore, we have agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities and the negotiation and merger with Merger Targets, we have waived and will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. We believe that any potential conflict is significantly mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in our Company, and each company (including ours) has identical capital structure. The conflict will be more significant should, at a later date, these facts change.

There Exist Conflicts of Interest Relating to the Compensation and Reimbursement of Mr. Prestiano and Affiliates

         Mr. Prestiano has received no cash or stock compensation for his services as our sole director and/or president. Mr. Prestiano's share ownership is limited to his founder's shares. Mr. Prestiano and his affiliates have been reimbursed, at cost, for reasonable business expenses incurred on our behalf, including those incurred in connection with our formation, the 1998 Private Placement, and the preparation and filing of a Registration Statement on Form 10SB under the Exchange Act and subsequent reports. Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses, including any expenses incurred in connection with the merger with CIAC. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on our behalf.

Management Will Change Upon the Consummation of the Merger with CIAC

         After the closing of the merger with CIAC, our current management will not retain any control over the Company. Mr. Prestiano will resign as sole officer of the Company and Robert Fallah will be appointed as sole executive officer of the Company. In addition, at the closing of the merger, Mr. Prestiano's will resign as a director of the Company and Mr. Fallah and Frank Cantatore will be designated as new members of the Company's board of directors.

Recent Rulemaking Has Made it More Difficult for Us to Establish a Trading Market for Our Common Stock.

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. We will attempt to obtain a quote for our Common Stock on the NASD OTC Bulletin Board. In general, creation of a public market for the Common Stock depends on, among other things, (i) acceptance of our stock on an exchange or interdealer quotation system, (ii) filing of a Form 211 with the NASD for trading on the OTC Bulletin Board and/or (iii) registration of the shares through a Registration Statement filed under the Securities Act. Such actions may be costly and difficult and could potentially fail. Recent NASD policy making has also hindered our ability to obtain a trading market. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained.

Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

         Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of Common Stock. There are currently 37,455,000 authorized but unissued shares of Common Stock available for issuance. It is anticipated that an additional 10,478,476 shares will be issued in connection with the merger with CIAC. To the extent that additional shares of Common Stock are issued, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities. We have used and may continue to use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. In the past, these consultants have been paid only with stock, but in the future, these consultants or third parties may be paid in cash, stock, options or other securities. Mr. Prestiano has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock and to raise additional funds by selling our securities which may involve substantial additional dilution to the investors.

Most of Our Outstanding Common Stock Is Not Immediately Eligible for Resale

         Of the 2,545,000 shares of Common Stock outstanding of the Company as of the date of this annual report, few are eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. An aggregate of 275,117 shares have been registered pursuant to the registration statement on Form S-8. In addition, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sale will have on the market prices, if any, for shares of Common Stock prevailing from time to time. Nevertheless, the sale of substantial amounts of Common Stock in the public market would likely adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of equity securities.

We Do Not Expect to Pay Cash Dividends

         We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating the merger with CIAC will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any postmerger arrangement will have a similar philosophy.

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


Item 7.  Financial Statements

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-11.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         The information required under Item 304(a) of Regulation S-B has previously been disclosed in a current report on Form 8-K filed with the securities and Exchange Commission on April 4, 2003. No disclosure is required under Item 304(b) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                    Age      Title
----                    ---      -----
James A. Prestiano      38       President, Secretary, and Sole Director

       Mr. James A. Prestiano, age 38, is the sole director, president, and secretary of the Company. Mr. Prestiano is the principal of the Law Offices of James A. Prestiano. Mr. Prestiano practices law in New York, New York in the areas of securities law, corporate law, litigation and other business matters. Mr. Prestiano has practiced law in New York since 1993. From 1990 to 1993, Mr. Prestiano was a Staff Attorney at the Northeast Regional Office of the United States Securities and Exchange Commission. Mr. Prestiano is a graduate of St. Johns University, where he received a B.A. degree in 1987 and J.D. degree in 1990.

       Mr. Prestiano is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. At the closing of the merger with CIAC, Mr. Prestiano will resign as sole officer of the Company and Robert Fallah will be appointed as chief executive officer of the Company. In addition, Mr. Prestiano will resign as the sole director of the Company and Mr. Fallah and Frank Cantatore will be designated as new members of the Company's board of directors.

Meetings of the Board

       Our sole director is, and always has been, Mr. Prestiano. As of March 20, 2003, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuances in fiscal 2001. As we only have one board member, we do not have separate or independent audit or compensation committees.

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

Item 10.  Executive Compensation

       James A. Prestiano is the sole officer and director of the Company. Mr. Prestiano receives no compensation for his services as the sole director and/or president and secretary of the Company. Mr. Prestiano and his affiliates have been reimbursed, at cost, for the reasonable business expenses of the Company, including those incurred in connection with the formation of the Company, the Private Placement, and the preparation and filing of a Registration Statement on Form 10-SB under the Exchange Act. Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses of the Company, including any expenses incurred in connection with the merger with CIAC. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on behalf of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information as of this date, with respect to Common Stock of the Company owned by James A. Prestiano, the sole director and officer of the Company, and the owners of more than 5% of the outstanding and voting Common Stock. The below table is based on an aggregate of 2,545,000 shares of Common Stock issued and outstanding as of March 20, 2003.

                                          Shares
                                       Beneficially                Percent
             Name                         Owned             of Class Outstanding
--------------------------------       ------------         --------------------
James A. Prestiano (1)                  2,000,000     (2)          78.6%
Gerry L. Martin (3)                       142,000     (3)          5.6%
All Officers and Directors as a         2,000,000                  78.6%
group (one person)

-------------

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

       The merger with CIAC will result in the stockholders of CIAC obtaining a controlling interest in the Company. An Information Statement under 14(f) of the Exchange Act has been filed with the SEC in connection with the merger.

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

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of eight other companies that contemplate the same business activities as the Company and thus compete directly with the Company. These companies are: Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Voyer One, Inc.; and, Voyer Two, Inc.

       As a result of his role as the sole officer and director of these eight companies, Mr. Prestiano had a conflict of interest with respect to prospective Merger Targets and presenting a corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation, and the laws of the State of Delaware further provide rights and remedies to stockholders in the event such duty is breached. As a result of Mr. Prestiano's business associations with multiple companies he had conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at the date of this filing. In addition, in most cases, Mr. Prestiano will allow the potential Merger Target to choose the company to merge with. The conflict will be more significant should, at a later date, these facts change.

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


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number     Description
--------------     -----------

    2.1 Agreement and Plan of Merger, dated March 20, 2003, by and between the Company, Algiers Merger Co. and Command International Acquisition Corp.

    2.2 Plan and Agreement Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, by and between Command International Acquisition Corp. and Command International Group, Inc.

    3(i)           Certificate of Incorporation (1)

    3(ii)          Bylaws (1)

    4.1 Form of Subscription Supplement, Lock-Up and Registration Rights Agreement executed by investors in the December 1998 Private Placement. (1)

    4.2 Form of Subscription Agreement executed by investors in the Private Placement. (1)

    4.3 Placement Agent's Warrant Agreement between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI, dated as of April 19, 1999 relating to issue of Placement Agent Warrants to purchase $51,000 Shares of Common Stock. (1)

    4.4 Consulting Agreement dated as of June 26, 2000, between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI (the "Consultant "). (2)

    4.5 Form of Warrant Agreement relating to warrants issued to Consultant. (3)

    4.6 Registration Rights Agreement, dated as of March 20, 2003, by and among Algiers Merger Co. and certain investors in the Company.

    10.0 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

    99.1           Certification Pursuant to 18 U.S.C. Section 1350

---------------

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

(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.


(b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.


Item 14. Controls and Procedures

         An evaluation was performed, as of March 20, 2003, under the supervision of James Prestiano, our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Mr. Prestiano has concluded that our disclosure controls and procedures were effective as of March 20, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 20, 2003.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                                      INDEX
                                      -----


                                                                      Page(s)
                                                                      -------


Report of Independent Certified Public Accountants - Current          F - 2.

Report of Independent Certified Public Accountants - Prior            F - 3.

Balance Sheet                                                         F - 4.

Statements of Operations                                              F - 5.

Statements of Stockholders' Equity (Deficit)                          F - 6.

Statements of Cash Flows                                              F - 7.

Notes to Financial Statements                                         F - 8.



                                      F-1.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Algiers Resources, Inc.

We have audited the accompanying balance sheet of Algiers Resources, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algiers Resources, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2002, the Company incurred a net loss, and had negative cash flows from operations. In addition, the Company had an accumulated deficit as of December 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      -----------------------------------------
                                      LAZAR LEVINE & FELIX, LLP

New York, New York
April 9, 2003


                                      F-2.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Algiers Resources, Inc.

We have audited the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, and for the period from October 6, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Algiers Resources, Inc. and its cash flows for the year ended December 31, 2001, and for the period from October 6, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 27, 2002



                                      F-3.

                            ALGIERS RESOURCES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               December 31, 2002


                                                                                    December 31,
                                                                                       2002
                                                                                    ------------
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                                               $    483
   Prepaid expenses                                                                        201
                                                                                      --------

TOTAL ASSETS                                                                          $    684
                                                                                      ========




               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses                                                                   $  9,030
                                                                                      --------

TOTAL CURRENT LIABILITIES                                                                9,030
                                                                                      --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value 5,000,000 shares authorized no shares
    issued and outstanding                                                                   -
   Common stock, $0.001 par value 40,000,000 shares authorized, 2,545,000 shares
    issued and outstanding                                                               2,545
   Additional paid-in capital                                                           44,868
   Deficit accumulated during the development stage                                    (55,759)
                                                                                      --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (8,346)
                                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $    684
                                                                                      ========




                             See accompanying notes.

                                      F-4.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                          For the
                                                         Cumulative
                                                        Period from
                                                       October 6, 1998         For the Year Ended
                                                        (Inception) to             December 31,
                                                         December 31,     ----------------------------
                                                            2002             2002              2001
                                                        --------------    ---------        -----------
REVENUES                                                 $       -        $       -        $        -

OPERATING EXPENSES                                          55,759           10,427            10,258
                                                         ---------        ---------        ----------


NET LOSS                                                 $ (55,759)       $ (10,427)       $   10,258
                                                         =========        =========        ==========


BASIC AND DILUTED LOSS PER COMMON SHARE                  $    (.02)       $       -        $        -
                                                         =========        =========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               2,341,790        2,545,000         2,498,589
                                                         =========        =========        ==========


                             See accompanying notes.



                                      F-5.

                            ALGIERS RESOURCES, INC.
                         (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                 Deficit
                                                                                               Accumulated
                                                    Common Stock             Additional        during the
                                               -------------------------       Paid-in         Development           Total
                                                Shares           Amount        Capital           Stage            (Deficit)
                                               ---------       ---------     ----------        -----------      -----------
Balance, October 6, 1998, (inception)                  -       $       -      $       -        $       -        $       -
Issuance of common stock                       2,020,000           2,020          2,580                -            4,600
Net loss                                               -               -              -           (1,238)          (1,238)
                                               ---------       ---------      ---------        ---------        ---------

Balance, December 31, 1998                     2,020,000           2,020          2,580           (1,238)           3,362

Issuance of common stock                         150,000             150         33,600                -           33,750
Issuance of stock warrants                             -               -          2,813                -            2,813
Net loss                                               -               -              -          (12,320)         (12,320)
                                               ---------       ---------      ---------        ---------        ---------

Balance, December 31, 1999                     2,170,000           2,170         38,993          (13,558)          27,605

Issuance of common stock                         170,000             170          2,280                -            2,450
Issuance and exercise of stock warrants          150,000             150          2,150                -            2,300
Net loss                                               -               -              -          (21,516)         (21,516)
                                               ---------       ---------      ---------        ---------        ---------

Balance, December 31, 2000                     2,490,000           2,490         43,423          (35,074)          10,839

Issuance of common stock                          55,000              55          1,445                -            1,500
Net loss                                               -               -              -          (10,258)         (10,258)
                                               ---------       ---------      ---------        ---------        ---------

Balance, December 31, 2001                     2,545,000           2,545         44,868          (45,332)           2,081

Net loss                                               -               -              -          (10,427)         (10,427)
                                               ---------       ---------      ---------        ---------        ---------

Balance, December 31, 2002                     2,545,000       $   2,545      $  44,868        $ (55,759)       $  (8,346)
                                               =========       =========      =========        =========        =========


                             See accompanying notes.


                                      F-6.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                      For the
                                                                                     Cumulative
                                                                                    Period from
                                                                                  October 6, 1998       For the Year Ended
                                                                                  (Inception) to           December 31,
                                                                                    December 31,     ------------------------
                                                                                        2002           2002            2001
                                                                                  ---------------    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(55,759)      $(10,427)      $(10,258)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Stock warrants outstanding                                                      2,813              -              -
         Issuance of common stock for services rendered                                  3,950              -          1,500
         Exercise of warrants issued for services rendered                                 800              -              -
   Change in:
         Prepaid expenses                                                                 (201)           708           (691)
         Accrued expenses                                                                9,030          6,894            837
                                                                                      --------       --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                                  (39,367)        (2,825)        (8,612)
                                                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received for common stock                                                       39,850              -              -
                                                                                      --------       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               39,850              -              -
                                                                                      --------       --------       --------


NET (DECREASE) INCREASE IN CASH                                                            483         (2,825)        (8,612)

   Cash, beginning of period                                                                 -          3,308         11,920
                                                                                      --------       --------       --------

CASH, END OF PERIOD                                                                   $    483       $    483       $  3,308
                                                                                      ========       ========       ========


                             See accompanying notes.



                                      F-7.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY:

         Algiers Resources, Inc. (the "Company") was incorporated on October 6, 1998 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity since inception. Operating expenses incurred to date consist primarily of legal and accounting fees.

NOTE 2 - GOING CONCERN:

         The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7.

         As shown in the financial statements, the Company has no revenues, has incurred net losses, has negative working capital and has an accumulated deficit of $55,759 as of December 31, 2002. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern, shareholders may lose their entire investment in the common stock.

         Subsequent to the balance sheet date, the Company entered into an Agreement and Plan of Merger, dated as of March 20, 2003 (the "Merger Agreement") with Algiers Merger Co., a Delaware corporation and a newly-formed, wholly-owned subsidiary of the Company ("Merger Sub") and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), whereby CIAC will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, (i) each outstanding share of CIAC's common stock, par value $0.0001 per share, will be converted into one share of common stock of the Company, and (ii) all outstanding shares of common stock, par value $.001 per share, of Algiers Merger Co. shall remain 100 shares of common stock, par value $.001per share, of the Surviving Corporation. In addition, CIAC entered into a Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003 ("CIG Agreement"), with Command International Group Inc. ("CIG") and stockholders of CIG whereby CIAC was given the right to acquire all of the issued and outstanding shares of common stock of CIG in exchange for 5,239,238 shares of CIAC Common Stock. The Merger Agreement requires, as a condition to the closing of the Merger, that CIAC assign its rights under the CIG Agreement to the Company. In contemplation thereof, the Company has deposited into an escrow account, 5,239,238 shares of Common Stock of the Company for issuance to CIG upon the closing of the CIG Agreement. In accordance therewith, stockholders of CIAC and CIG will receive an aggregate of 10,478,476 shares of Common Stock of the Company or approximately 89% of the issued and outstanding Common Stock.

         CIG is a provider of web-based and LAN-based software solutions through its wholly owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC").



                                      F-8.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

    (a)  Estimates:

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles, requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such variances, if any, to have a material effect on the financial statements.

    (b)  Loss per Share:

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

    (c)  Income Taxes:

         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. As disclosed, the Company is in the development stage and has incurred a loss from operations, as such no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

    (d)  Recently Issued Accounting Pronouncements:

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.



                                      F-9.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    (d)  Recently Issued Accounting Pronouncements (Continued):

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.


NOTE 4 - CAPITAL STOCK AND EQUIVALENTS:

         In 1998, the Company issued 2,020,000 shares of its common stock for cash proceeds of $4,600.

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to a placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of December 31, 2002, the warrants were still outstanding.

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



                                     F-10.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND EQUIVALENTS (Continued):

         2,170,000 shares of common stock issued to the President and other stockholders are subject to a Lockup and Registration Rights Agreement. Under the terms of this agreement, these shares cannot be sold, pledged, assigned, or otherwise transferred or hypothecated (a) for a period of six months after the registration of the common stock and a merger and (b) to the extent of 50% of the shares of the Company, for a period of 12 months following the consummation of a merger. An additional 44,853 shares of common stock are restricted securities as defined in The Securities Act of 1933.


NOTE 5 - RELATED PARTY TRANSACTIONS:

         The Company utilizes office space of a law firm owned by its President/Director. The Company does not pay any rent for such office space. The President/Director also provides certain administrative services at no charge to the Company.




                                     F-11.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALGIERS RESOURCES, INC.


Date: April 15, 2003                By:  /s/ James A. Prestiano
                                        ---------------------------------------
                                        James A. Prestiano, President, Secretary
                                        and Chief Financial Officer


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2003                By:  /s/ James A. Prestiano
                                        ---------------------------------------
                                        James A. Prestiano, President, Secretary
                                        and Chief Financial Officer

                                  CERTIFICATION

I, James A. Prestiano, certify that:

1. I have reviewed this annual report on Form 10-KSB of Algiers Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                  By:  /s/ James A. Prestiano
                                          -------------------------------------
                                      James A. Prestiano
                                      President, Secretary and Chief Financial
                                      Officer (Principal Executive and Financial
                                      Officer)