Form 10QSB
period 2003-03-31
ALGIERS RESOURCES INC/NY
filed 2003-05-20
CIK 1077278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter ended: March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from ________ to __________

                        Commission file number: 000-26627

                           Algiers Resources, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                  13-4031359
   -------------------------------                    -------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)


                     1090 King George's Post Road, Suite 802
                            Edison, New Jersey 08837
                     ----------------------------------------
                    (Address of principal executive offices)

                                 (732) 738-6500
                          ---------------------------
                          (Issuer's telephone number)

                         317 Madison Avenue, Suite 2310
                               New York, NY 10017
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 11,801,976 shares of the registrant's common stock, par value $.001 per share, outstanding as of April 26, 2003.

                                    - INDEX -




                                                                                              Page(s)
                                                                                              -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - March 31, 2003 (Unaudited)
               and December 31, 2002                                                            3.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (October 6, 1998 to March 31, 2003)
               and the Three Months Ended March 31, 2003 and 2002                               4.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (October 6, 1998 to March 31, 2003)
               and the Three Months Ended March 31, 2003 and 2002                               5.

               Notes to Interim Condensed Financial Statements (Unaudited)                    6. - 9.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                       10.


ITEM 3.        Controls and Procedures                                                         11.


PART II.       Other Information

Item 6         Exhibits and Reports on Form 8-K                                                12.


SIGNATURES 13.

EXHIBITS                                                                                       15.


PART I.        Financial Information:

ITEM 1.        Financial Statements


                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          March 31,    December 31,
                                                                            2003          2002
                                                                        -----------    ------------
                                                                        (unaudited)
                                     ASSETS
ASSETS:
   Cash                                                                  $      -      $    483
   Prepaid expenses                                                             -           201
                                                                         --------      --------

TOTAL ASSETS                                                             $      -      $    684
                                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                                                      $ 10,547      $  9,030
                                                                         --------      --------

TOTAL CURRENT LIABILITIES                                                  10,547         9,030
                                                                         --------      --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value 5,000,000 shares
     authorized no shares issued and outstanding                                -             -
   Common stock, $0.001 par value 40,000,000 shares authorized,
     2,545,000 shares issued and outstanding                                2,545         2,545
   Additional paid-in capital                                              44,868        44,868
   Deficit accumulated during the development stage                       (57,960)      (55,759)
                                                                         --------      --------
TOTAL STOCKHOLDERS' (DEFICIT)                                             (10,547)       (8,346)
                                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      -      $    684
                                                                         ========      ========


                       See notes to financial statements.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                   For the
                                                                                                                 Cumulative
                                                                                                                 Period from
                                                                                                                  October 6,
                                                                            For the Three Months Ended              1998
                                                                                     March 31,                  (Inception) to
                                                                        -----------------------------------      March 31,
                                                                               2003               2002               2003
                                                                        ---------------     ---------------    ----------------
OPERATING EXPENSES                                                      $         2,201     $           814    $        57,960
                                                                        ---------------     ---------------    ---------------

NET LOSS                                                                $        (2,201)    $          (814)   $       (57,960)
                                                                        ================    ================   ================

BASIC AND DILUTED LOSS PER COMMON SHARE                                 $            -      $            -     $       (0.024)
                                                                        ===============     ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,545,000           2,545,000          2,341,790
                                                                        ===============     ===============    ===============


                       See notes to financial statements.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              For the Cumulative
                                                                           For the Year Three Months        Period from October 6,
                                                                                   March 31,                 1998 (Inception) to
                                                                     -----------------------------------           March 31,
                                                                           2003               2002                   2003
                                                                     ---------------     ---------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $        (2,201)     $          (814)   $       (57,960)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Stock warrants outstanding                                               -                    -               2,813
         Issuance of common stock for services rendered                           -                    -               3,950
         Exercise of warrants issued for services rendered                        -                    -                 800
   Change in:
         Prepaid expenses                                                        201                   70                 -
         Accrued expenses                                                     (1,517)                 114             10,547
                                                                     ----------------     ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (483)                (630)           (39,850)
                                                                     ----------------     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received for common stock                                                 -                    -              39,850
                                                                     ---------------      ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         -                    -              39,850
                                                                     ---------------      ---------------    ---------------


NET (DECREASE) IN CASH                                                          (483)                (630)                -

   Cash, beginning of period                                                     483                3,306                 -
                                                                     ---------------      ----------------   --------------

CASH, END OF PERIOD                                                  $            -       $         2,678    $            -
                                                                     ===============      ===============    ==============

                       See notes to financial statements.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)   Organization and Line of Business:

               Algiers Resources, Inc. (the "Company") was incorporated on October 6, 1998 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. On May 8, 2003, pursuant to an Agreement and Plan of Merger dated March 20, 2003 (the "Merger Agreement"), Command International Acquisition Corporation, a Delaware corporation merged with and into Algiers Merger Co., a recently formed Delaware subsidiary of the Company. See Note (7) below. The Company had no significant business activity through March 31, 2003. Operating expenses incurred to date consist primarily of legal and accounting fees.

         (b)   Basis of Presentation:

               The Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         (c)   Start-Up Costs:

               Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, "Costs of Start-Up Activities," these costs have been expensed as incurred.

         (d)   Estimates:

               The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         (e)   Loss per Share:

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

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (f)   Income Taxes:

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

         (g)   Recently Issued Accounting Pronouncements:

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

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002.

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   2   -   WARRANTS OUTSTANDING:

               On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of March 31, 2003, the warrants were still outstanding. Pursuant to the terms and conditions of the Merger Agreement 51,000 shares of common stock will be issued to the holder of the warrants on a cashless basis following the completion of the merger with Command International.

NOTE   3   -   ISSUANCE OF COMMON STOCK:

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

NOTE   4   -   RESTRICTED STOCK:

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

               Subsequent to March 31, 2003, the Lock up and Registration Rights Agreement was superseded by one signed by James Prestiano, which was filed as an Exhibit to the Company's Current Report on Form 8-K for April 26, 2003.

NOTE   5   -   EXERCISE OF WARRANTS ISSUED:

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

                             ALGIERS RESOURCES, INC.
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   6   -   RELATED PARTY TRANSACTIONS:

               Through March 31, 2003, the Company utilized office space of a law firm owned by its President/Director. The Company did not pay any rent for such office space. The President/Director also provided certain administrative services at no charge to the Company.

NOTE   7   -   SUBSEQUENT EVENT:

               On April 26, 2003 (the "Closing Date"), the Merger (as defined herein) pursuant to an Agreement and Plan of Merger, dated as of March 20, 2003 (the "Merger Agreement") by and between the Company, Algiers Merger Co., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub") and Command International Acquisition Corporation, a Delaware corporation ("CIAC") closed. Pursuant to the Merger Agreement, CIAC was merged with and into Merger Sub (the "Merger") at the Effective Time (as defined herein), with Merger Sub continuing as the surviving corporation (the "Surviving Corporation"). As a result of the Merger, (i) each outstanding share of common stock, par value $0.0001 per share, of CIAC ("CIAC Common Stock") was converted into one share of common stock, par value $0.001 per share ("Common Stock"), of the Company at the time the Certificate of Merger was filed with Delaware Secretary of State on May 8, 2003 (the "Effective Time") and
               (ii) each outstanding share of common stock, par value $.001 per share, of Algiers Merger Co. shall remain one share of common stock, par value $.001 per share, of the Surviving Corporation.

               In addition, CIAC entered into a Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003 ("CIG Agreement"), with Command International Group Inc. ("CIG") and stockholders of CIG whereby CIAC was given the right to acquire all of the issued and outstanding shares of common stock of CIG in exchange for 5,239,238 shares of CIAC Common Stock. CIG is a provider of web-based and LAN-based software solutions through its wholly-owned subsidiaries, Command Line Corp., a New Jersey corporation and Command Internet Corp., a Delaware corporation. In connection with the Merger Agreement, CIAC assigned its rights under the CIG Agreement to the Company pursuant to an Assignment and Assumption Agreement dated as of April 26, 2003. In accordance therewith, the Company deposited in escrow with Snow Becker Krauss P.C., counsel to CIAC, 5,239,238 shares of Common Stock of the Company for issuance to CIG upon the closing of the CIG Agreement. In accordance therewith, stockholders of CIAC and CIG will receive an aggregate of 10,478,476 shares of Common Stock of the Company or approximately 89% of the issued and outstanding Common Stock.

Item 2.  Plan of Operation.

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-SB and Annual report on Form 10-KSB for the fiscal year ended December 31, 2002 for a description of certain of the known risks and uncertainties of the Company.)

General

Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

On May 8, 2003, pursuant to an Agreement and Plan of Merger dated March 20, 2003 (the "Merger Agreement"), Command International Acquisition Corporation, a Delaware corporation merged with and into Algiers Merger Co., a recently formed Delaware subsidiary of the Company.

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

Expenses for the Three Months Ended March 31, 2003

Net cash used in operating activities for the three months ended March 31, 2003 was $483, as compared to $630 for the three months ended March 31, 2002. The Company did not have other sources or uses of cash during the three months ended March 31, 2003. Accordingly cash on hand decreased by $483 for the three months ended March 31, 2003 to $0. The Company's total liabilities and stockholders' equity as of March 31, 2003 was reduced by $684 to $0, as compared to total liabilities and stockholders' equity of $684 at the fiscal year end December 31, 2002.

The Company incurred $2,201 of expenses for the three months ended March 31, 2003, which expenses are a result of accounting/auditing, legal, and general administrative expenses relating to the Company's annual and periodic public disclosure and reporting requirements. The Company has incurred substantial expenses, including expenses for professional and other consulting services, in connection with the negotiation and entering into the merger agreement with Command International.

Item 3.  Control and Procedures.

Controls and Procedures under the Sarbanes-Oxley Act of 2002

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the quarter ended March 31, 2003, the Company's President, acting as its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the President's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number   Description
--------------   -----------
99.1*            Certificate of Robert Fallah

---------
* Filed with this report

(b) Reports on Form 8-K

         None

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      ALGIERS RESOURCES, INC.



Date:  May 19, 2003                   BY:/s/ Robert Fallah
                                         -----------------------------
                                         Robert Fallah, Chief Financial Officer

                                  CERTIFICATION

         _________I, Robert Fallah, Chief Financial Officer (principal executive and financial officer) of Algiers Resources, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Algiers Resources, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003
                                                         /s/ Robert Fallah
                                                         -----------------------
                                                             Robert Fallah