Form 10QSB
period 2003-08-14
COMMAND INTERNATIONAL CORP
filed 2003-08-19
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended: JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-26627

                      COMMAND INTERNATIONAL CORPORATION
      (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


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



                             ALGIERS RESOURCES, INC.
                         317 MADISON AVENUE, SUITE 2310
                               NEW YORK, NY 10017
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 12,051,976 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                    - INDEX -




PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheet - June 30, 2003 (Unaudited)

               Condensed Consolidated Statements of Operations (Unaudited) - for the Six Months and Three Months Ended June 30, 2003 and 2002

               Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Six Months Ended June 30, 2003 and 2002

               Notes to Condensed Consolidated Interim Financial Statements (Unaudited)


Item 2.        Management's Discussion and Analysis or Plan of Operation


Item 3.        Controls and Procedures


PART II.       OTHER INFORMATION

Item 2.        Change in Securities - Recent Sales of Unregistered Securities

Item 6         Exhibits and Reports on Form 8-K


SIGNATURE

EXHIBIT 31

EXHIBIT 32

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements

    Balance Sheet as of June 30, 2003

    Statements of Operations for the Six and Three Months Ended
       June 30, 2003 and 2002

    Statements of Cash Flows for the Six Months Ended
       June 30, 2003 and 2002

    Notes to Condensed Consolidated Financial Statements

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2003
                                  (UNAUDITED)

                                     ASSETS
                                                                                   2003
                                                                            -----------------
Current Assets:
  Cash and cash equivalents                                                 $          37,920
  Accounts receivable, net                                                            162,015
                                                                            -----------------
     Total Current Assets                                                             199,935
                                                                            -----------------
  Fixed assets, net of depreciation                                                    27,986
                                                                            -----------------
Other Assets:
  Intangible assets - goodwill, net of impairment                                     782,800
                                                                            -----------------
 TOTAL ASSETS                                                               $       1,010,721
                                                                            =================
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
  Notes payable - banks                                                     $           5,000
  Taxes payable                                                                       143,626
  Deferred revenue                                                                     56,119
  Accounts payable and accrued expenses                                               350,765
                                                                            -----------------
      Total Current Liabilities                                                       555,510
                                                                            -----------------
Officers loans payable                                                                489,340
                                                                            -----------------
      Total Liabilities                                                             1,044,850
                                                                            -----------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares
    issued and outstanding                                                               --
  Common stock, $.001 Par Value; 40,000,000 shares authorized
   12,051,976 shares issued and outstanding                                            12,051
  Additional paid-in capital                                                             --
  Retained earnings (deficit)                                                         (46,180)
                                                                            -----------------
      Total Stockholders' Equity (Deficit)                                            (34,129)
                                                                            -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $       1,010,721
                                                                            =================


The accompanying notes are an integral part of the consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)


                                                                    2003                    2002
                                                            -------------------    ------------------

CASH FLOW FROM OPERATING ACTIVIITES
   Net income (loss)                                        $           (80,058)   $            70,390
                                                            -------------------    -------------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities

     Depreciation and amortization                                       13,991                 17,873
     (Gain) on sale of automobile                                          --                   (2,911)
     (Gain) on purchase                                                    --                 (122,816)
     Common stock issued for services                                       250                   --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                    7,807                 13,150
     Increase (decrease) in deferred revenue                             (3,904)                (1,468)
     (Decrease) in accounts payable and
       accrued expenses                                                 119,067                  1,251
                                                            -------------------    -------------------
     Total adjustments                                                  137,211                (94,921)
                                                            -------------------    -------------------
     Net cash provided by (used in) operating activities                 57,153                (24,531)
                                                            -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                             (18,011)               (24,987)
    Proceeds (repayment) of line of credit, net                         (25,000)                10,000
                                                            -------------------    -------------------
       Net cash (used in) financing activities                          (43,011)               (14,987)
                                                            -------------------    -------------------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                            14,142                (39,518)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                  23,778                 66,453
                                                            -------------------    -------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $            37,920    $            26,935
                                                            ===================    ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $               470    $               832
                                                            ===================    ===================

The accompanying notes are an integral part of the consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)



                                                                              2003              2002
                                                                          -------------    -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

Net effect of merger between Spiderfuel and Command Internet
    Common stock                                                          $        --      $      (1,605)
    Additional paid in capital                                                     --         (1,802,324)
    Deficit                                                                        --          2,293,929
    Note payable                                                                   --           (240,000)
    Other loans payable                                                            --           (250,000)
                                                                          -------------    -------------
                                                                          $        --      $        --
                                                                          =============    =============
Net effect of merger between CLC and CIGI
    Common stock                                                          $        --      $     (25,000)
    Additional paid in capital                                                     --           (184,264)
    Deficit                                                                        --             81,647
    Fixed assets                                                                   --             16,982
    Other receivable                                                               --                 93
    Security deposits                                                              --              1,343
    Accounts payable                                                               --            (13,617)
                                                                          -------------    -------------
 Extraordinary item - gain on purchase                                    $        --      $    (122,816)
                                                                          =============    =============
Net effect of merger between Command International Corporation and CIGI
    Common stock                                                          $      12,051    $        --
    Additional paid in capital                                                     --               --
    Deficit                                                                     (22,598)            --
    Accounts payable                                                             10,547             --
                                                                          -------------    -------------

                                                                          $        --      $        --
                                                                          =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                               SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                             2003           2002                       2003           2002
                                                        -----------------------------            -----------------------------

OPERATING REVENUES
  Sales                                                 $    404,477    $    400,694             $    212,492    $    132,959

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses        353,557         343,683                  190,168         138,963
   Production expense                                          1,881           1,505                    1,350             740
   Rent                                                       24,542          46,345                    9,820          21,123
   Travel and automobile expenses                              1,554           3,145                      618           1,424
   Telephone                                                   8,449           6,955                    4,388           2,447
   Advertising and promotion                                     642           4,319                       35           4,249
   Office and administrative                                  61,747          12,238                   36,657              15
   Insurance                                                   1,283           1,896                    1,034             901
   Professional fees                                          16,063          15,788                    9,906           9,734
                                                        ----------------------------             ----------------------------
       Total Operating Expenses                              469,718         435,874                  253,976         179,596
                                                        ----------------------------             ----------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                           (65,241)        (35,180)                 (41,484)        (46,637)

OTHER INCOME (EXPENSE)
   Depreciation and amortization                             (13,991)        (17,873)                  (6,995)         (8,148)
   Gain on purchase                                             --           122,816                     --           122,816
   Gain on sale of automobile                                   --             2,911                     --             2,911
   Interest income                                                 5              28                        2               5
   Interest expense                                             (831)         (1,673)                    (361)           (841)
                                                        ----------------------------             ----------------------------
       Total Other Income (Expense)                          (14,817)        106,209                   (7,354)        116,743
                                                        ----------------------------             ----------------------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES              $    (80,058)   $     71,029             $    (48,838)   $     70,106
Provision for Income Taxes                                      --              (639)                    --              --
                                                        ----------------------------            ----------------------------
NET LOSS APPLICABLE TO COMMON SHARES                    $    (80,058)   $     70,390             $    (48,838)   $     70,106
                                                        ============================             ============================
NET LOSS PER BASIC AND DILUTED SHARES                   $   (0.01101)   $   46.95797             $   (0.00405)   $   46.76851
                                                        ============================             ============================
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     7,272,500           1,499               12,051,976          1,499
                                                        ================================         ============================



The accompanying notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


 NOTE 1 -         ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements of Algiers Resources, Inc. and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  Spiderfuel, was originally incorporated in the State of Delaware on February 13, 1997 under the name of Global Internet Group, Inc. Global Internet Group, Inc. officially changed its name to PlanetWebcom.com on November 2, 1999, and on November 21, 2000, to Spiderfuel, Inc. ("Spiderfuel").

                  On May 21, 2002, Command Internet Corp. ("CIC") was formed. On May 22, 2002, CIC entered into an Asset Purchase Agreement with Spiderfuel to acquire the assets and assume a portion of the liabilities of Spiderfuel for 1,334 shares of CIC common stock. (See Note 12). For purposes of these financial statements, CIC is synonymous with Spiderfuel post merger.

                  Subsequently, on June 3, 2002, CIC entered into a Stock Purchase Agreement with Command International Group, Inc. ("CIGI"), whereby the companies entered into a share exchange agreement, thus CIC became a wholly owned subsidiary of CIGI (See Note 14).

                  Spiderfuel   is  a  provider   of   web-based   software   and
                  implementation services. Spiderfuel helps companies use technologies, like the Internet, to build closer customer relationships, increase their revenues and reduce their operating expenses. Spiderfuel's completely integrated applications suite helps mid-sized businesses run their growing businesses more efficiently.

                  Command Line Corp. ("CLC") was formed on January 8, 1985 as a New Jersey corporation licensed to do business in many states. CLC markets interactive systems used in manufacturing, purchasing and, maritime management. CLC specializes in modifying existing application software to fit a customer's unique business needs. All

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  of CLC's products can be run on either a PC network or in a Web environment. On May 29, 2002, CLC entered into a Stock Purchase Agreement with CIGI, whereby CLC received 165 shares of CIGI common stock in exchange for its shares of common stock, thus CLC became a wholly owned subsidiary of CIGI (See
                  Note 13).

                  Command International Acquisition Corporation, a Delaware corporation formed on June 26, 2002 ("CIAC"), entered into an Agreement and Plan of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003 with CIGI and stockholders of CIGI, whereby CIAC was given the right to acquire all of the issued and outstanding common stock of CIGI in exchange for shares of common stock of CIAC.

                  Algiers Resources, Inc., a Delaware corporation ("Algiers") was formed on October 6, 1998, as a blind pool. On May 8, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003 (the "Merger Agreement"), CIAC merged (the
                  "Merger") with and into Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of Algiers ("Algiers Merger Co."), with Algiers Merger Co. continuing as the surviving entity. As a result of the Merger, Algiers Merger Co. changed its corporate name to Command International Corporation and each issued and outstanding share of common stock, par value $0.001 per share, of CIAC was converted into one share of common stock, par value $0.001 per share of Algiers. Accordingly, stockholders of CIAC received an aggregate of 5,239,238 shares of common stock of Algiers. In addition, pursuant to the Merger, the former president of Algiers retired 1,272,500 shares of common stock of Algiers.

                  In connection with the Merger Agreement and pursuant to the Assignment and Assumption Agreement dated as of March 20, 2003, by and between CIAC and Algiers, CIAC assigned to Algiers all of its right, title and interest, subject to any and all liabilities in connection therewith, to acquire 1,500 shares of common stock of CIGI, constituting all of the issued and outstanding common stock of CIGI, in (a tax-free) exchange for 5,239,238 shares of common stock of the Algiers under the CIGI Agreement. In accordance therewith, on April 26, 2003, Algiers deposited in escrow with Snow Becker Krauss P.C., 5,239,238 shares of its common stock for issuance to stockholders of CIGI upon the closing of the CIGI Agreement.

                  On July 7, 2003, Command International Corporation (f/k/a Algiers Merger Co.) merged with and into Algiers, with Algiers continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation (the "Company").

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of CIC and CLC. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  REVENUE RECOGNITION

                  Revenue is recognized under the accrual method of accounting whereby revenue is recognized as the contracts enter different phases of completion. Contracts may have different phases until they are fully completed, and management records revenue on these contracts as each phase is completed and installed. Typical contracts take anywhere from six to nine months to complete. All costs incurred in servicing these contracts are expensed as incurred.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  FIXED ASSETS

                  Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Machinery and equipment               3-5 Years
                  Furniture and fixtures                5-7 Years
                  Automobile                              5 Years

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME TAXES

                  Income taxes are computed on the pretax income, offset by pre-existing net operating losses, based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                               June 30,       June 30,
                                                 2003           2002
                                             -----------    -----------
Net Income (Loss)                            ($   80,058)   $    70,390
                                             -----------    -----------
Weighted-average common shares
  outstanding (Basic)                          7,272,500          1,499

Weighted-average common stock equivalents:
      Stock options                                 --             --
      Warrants                                      --             --
                                             -----------    -----------
Weighted-average common shares
    outstanding (Diluted)                      7,272,500          1,499
                                             ===========    ===========

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ADVERTISING

                  Costs of advertising and promotion are expensed as incurred. Advertising costs were $642 and $4,319 for the six months ended June 30, 2003 and 2002.

                  ACCOUNTS RECEIVABLE

                  CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances out of the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At June 30, 2003, the allowance for doubtful accounts was $64,198.

                  DEFERRED REVENUE

                  Deferred revenue represents the portion of the contracts that will be realized in the subsequent reporting period. Deferred revenue at June 30, 2003 was $56,119.

                  INTANGIBLE ASSETS

                  Intangible assets were stated at cost. Amortization was computed using the straight-line method over fifteen years. Amortization expense for the year ended December 31, 2001 was $75,000. Additionally, in 2001, Spiderfuel determined that the intangible assets that were acquired have been impaired according to FASB 142, "Goodwill and Other Intangible Assets". Originally, the intangible assets were recorded by management at $2 per share for the 750,000 shares given to The Strategy Factory, Inc. After one full year of operations, Spiderfuel, impaired the remaining unamortized balance to just over $1 per share at $782,800. As such, Spiderfuel recorded a one-time charge to operations in the amount of $608,870 as impairment of intangible assets in 2001. There was no further impairment on these intangible assets for the six months ended June 30, 2003 and 2002.

                  GOODWILL

                  In the Asset Purchase Agreement between Spiderfuel and CIC, the fair value of the assets acquired approximated the fair value of the liabilities assumed by CIC. Therefore, no goodwill was recorded in the transaction. This transaction did impact the condensed consolidated financial statements for the six months ended June 30, 2002.

                  In the Stock Purchase Agreement between CLC and CIGI, the fair value of the assets acquired and liabilities assumed by CIGI resulted in a negative goodwill amount of $141,234. After applying the negative goodwill amount to fixed assets ($16,982), other receivables ($93), and security deposits ($1,343), the net effect was an extraordinary item for the gain on purchase of $122,816, which is reflected in the consolidated statements of operations in 2002. This transaction did impact the condensed consolidated financial statements for the six months ended June 30, 2002.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  GOODWILL (CONTINUED)

                  In the Stock Purchase Agreement between CIC and CIGI, virtually no change in value occurred due to the transactions being only two weeks apart, with the fair values unchanged, and the stock issued to CIC was for the identical number of shares and par value. Therefore, no goodwill was recorded. This transaction did impact the condensed consolidated financial statements for the six months ended June 30, 2002.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of intangible assets in certain transactions.

NOTE 3 -  OFFICERS LOANS PAYABLE

                  The CIC loans represent advances to and from its President. These loans are interest-free, and not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at June 30, 2003 was $489,340.

NOTE 4-  OTHER LOANS PAYABLE

                  Represents amounts due to third parties, unrelated to Spiderfuel. Amounts were utilized to provide software implementation for various projects started by Spiderfuel. These loans were non-interest bearing, had no determined due date, and Spiderfuel's management had determined its classification to be long-term. These other loans at June 30, 2002 were not part of CIC due to the fact that they remained with Spiderfuel and were not assumed by CIC at the time of the Asset Purchase between CIC and Spiderfuel on May 22, 2002. These liabilities remain with Spiderfuel and are anticipated to be paid by that company.

NOTE 5 -          LINE OF CREDIT

                  CLC has lines of credit with two banks. Under each line of credit the maximum borrowing amount is $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% at June 30, 2003. The outstanding balance at June 30, 2003 was $5,000. The interest expense on this line of credit was $470 and $832 for the six months ended June 30, 2003 and 2002, respectively.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6-  NOTES PAYABLE

                  Spiderfuel had entered into various promissory notes and receivable lines with individuals. These were short-term agreements, and interest had been accrued for at March 31, 2002. These notes remained with Spiderfuel and were not assumed by CIC at the time of the Asset Purchase between CIC and Spiderfuel on May 22, 2002. These liabilities remain with Spiderfuel and are anticipated to be paid by that company.

NOTE 7-  FIXED ASSETS

                  Fixed assets consist of the following at June 30, 2003:


                                Machinery and equipment    $ 116,438
                                Furniture and fixtures        48,858
                                                           ---------

                                        Subtotal             165,296
                                Accumulated depreciation    (137,310)
                                                           ---------

                                        Total              $  27,986
                                                           =========


                  Depreciation expense was $13,991 and $17,873 for the six months ended June 30, 2003 and 2002. During 2002, when CLC was merged into CIGI, the fair value of the net assets acquired was greater than the amount paid by CIGI creating a negative goodwill amount. As required by accounting principles generally accepted in the United States of America, the negative goodwill amount must first be applied against fixed assets and other assets prior to be recognized as an extraordinary item. As such, the net fixed assets amount on CLC's books of $16,982 was written off during the quarter ended June 30, 2002. Additionally, there was a gain on the sale of an automobile in 2002 prior to the merger between CLC and CIGI of $2,911 in the quarter ended June 30, 2002.

NOTE 8-  COMMITMENTS AND CONTINGENCIES

                  RELATED PARTY TRANSACTIONS

                  The Company, as noted in Note 3, is advanced and repays amounts regularly with its officers. These amounts were funded by the respective officers for, among other things, working capital for development of certain products and marketing of those products, and to float working capital at various times due to the inconsistent collections based on the nature of the contracts entered into.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 8-  COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  LEASES

                  Spiderfuel beginning in 2001entered into a sublease agreement in Mineola, New York, for approximately $5,000 per month. This sublease agreement was terminated in 2002, and Spiderfuel's corporate headquarters was relocated to Edison, New Jersey in the offices of CLC simultaneously with the merger between Spiderfuel and CIC and CIC's merger with CIGI. All related party rent has been eliminated in the consolidation.

                  In addition to the office rental lease, Spiderfuel has entered into other agreements with a term of one year or month-to-month terms, which are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals for CIC due at June 30, 2003.

                  CLC entered into a lease agreement for office space in Edison, New Jersey that expired at the end of 2001. The Company paid $3,863 per month. In addition to the rent, the Company paid an initial security deposit of $1,343, which was subsequently adjusted for by the negative goodwill at the time of the Stock Purchase Agreement between CLC and CIGI. The lease has been extended for another few years.

                  In addition to the office rental lease, CLC has entered into other agreements with a term not exceeding one-year that are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at June 30, 2003.

NOTE 9-  INCOME TAXES

                  Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                  At  June  30,  2003,   deferred  tax  assets  consist  of  the
                  following:




                   Net operating loss carryforwards                   $ 18,450
                   Less:  valuation allowance                          (18,450)
                                                                      --------
                                                                      $     -0-

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



NOTE 9-  INCOME TAXES (CONTINUED)

                  At June 30, 2003, the Company had deficits accumulated during the development stage in the approximate amount of $46,129, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                  The provision for income taxes at June 30, 2002 consisted of the following:

                  State tax expense                                   $     639
                                                                      =========

NOTE 10- STOCKHOLDERS' EQUITY (DEFICIT)

                  COMMON STOCK

                  The Company is authorized to issue up to 40,000,000 shares of common stock, $0.001 par value per share. Prior to the Merger, 2,596,000 shares (includes 51,000 issuable pursuant to outstanding warrants) of common stock were issued and outstanding. At the closing of the Merger, 1,272,500 shares of common stock were cancelled and an aggregate of 10,478,476 shares of common stock were issued in connection with the Merger. Accordingly, following the Merger, an aggregate of 11,801,976 shares of common stock of the Company were issued and outstanding.

                  The Company issued 250,000 additional shares in June 2003 for legal services rendered to bring the total issued and outstanding shares to 12,051,976. The value of the issuance of the 250,000 shares were $250, the fair value of the stock at the time (par value).

                  PREFERRED STOCK

                  The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and none have been issued.

NOTE 11- INTANGIBLE ASSETS

                  In December 2000, Spiderfuel acquired The Strategy Factory, Inc., a Texas software development corporation for $1,500,000. In consideration of the assets acquired, Spiderfuel issued 750,000 shares of its common stock to the former stockholders of The Strategy Factory, Inc. At December 31, 2001, Spiderfuel management determined that the unamortized amount of the intangible assets was impaired in accordance with FASB 142, and $608,870 of the unamortized balance of the intellectual property was charged to expense. The balance of $782,800 remains on the condensed consolidated balance sheet at June 30, 2003, and the management of the Company believes that this balance is reflective of the value of the software developed by The Strategy Factory, Inc., and the customers utilizing such software.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 12- ASSET PURCHASE AGREEMENT - SPIDERFUEL

                  On May 22, 2002, Spiderfuel entered into an Asset Purchase Agreement with CIC. In the agreement, Spiderfuel sold a majority of its assets including the accounts receivable and fixed assets and all of its intangible assets that they owned the rights to, and CIC also assumed a portion of the liabilities that related to the operation of the business including vendor payables and deferred revenue relating to the contracts they had. At the time of this transaction it was determined that the fair values of the net assets of Spiderfuel approximated the amount paid by CIC, and therefore no goodwill was recognized in the transaction.

NOTE 13- STOCK PURCHASE AGREEMENT - CLC

                  On May 29, 2002, CLC entered into a Stock Purchase Agreement with CIGI, whereby CLC acquired shares of CIGI for shares of CLC. With this stock purchase, CIGI acquired all the rights, title and interest in the various products and properties owned by CLC. At the time of this transaction, it was determined that the fair values of the net assets of CLC were greater than the amount paid by CIGI, and therefore a negative goodwill amount was generated. As such, according to accounting principles generally accepted in the United States of America, CLC initially applied this amount against fixed assets, other receivables and security deposits, and the balance was then reflected as an extraordinary item for the gain on the purchase.

NOTE 14- STOCK PURCHASE AGREEMENT - COMMAND INTERNET

                  On June 3, 2002. CIC entered into a Stock Purchase Agreement with CIGI. As a result of this agreement, CIC exchanged its issued and outstanding shares for shares of CIGI, and thus became a wholly owned subsidiary of CIGI. Due to only a two week lapse between CIC`s acquisition of Spiderfuel and CIGI's acquisition of CIC, the fair values of CIC did not significantly change, and therefore the transaction netted on goodwill as the fair values were considered identical to the acquisition price.

NOTE 15- SUBSEQUENT EVENTS

                  On July 7, 2003, Algiers Resources, Inc. merged with and into its wholly owned subsidiary, Algiers Merger Co., and changed its name to Command International Corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Command International Corporation, formerly known as Algiers Resources, Inc. (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-SB and its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for a description of certain of the known risks and uncertainties of the Company.)

GENERAL

The Company was formed on October 6, 1998, as a blind pool to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e., Merger) with a corporation, partnership, limited liability company or other business entity desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

On May 8, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003 (the "Merger Agreement"), by and among the Company, Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), CIAC merged with and into Algiers Merger Co., with Algiers Merger Co. continuing as the surviving entity. As a result of such merger, Algiers Merger Co. changed its corporate name to Command International Corporation and each issued and outstanding share of common stock of CIAC was converted into one share of common stock of the Company.

In connection with the Merger Agreement and pursuant to the Assignment and Assumption Agreement dated as of March 20, 2003, by and between CIAC and the Company, CIAC assigned to the Company all of its right, title and interest, subject to any and all liabilities in connection therewith, to acquire all of the issued and outstanding common stock of Command International Group Inc. ("CIGI") in exchange for shares of common stock of the Company under the Agreement and Plan of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, by and between CIAC, CIGI and stockholders of CIGI.

On July 7, 2003, Algiers Merger Co. merged with and into the Company, with the Company continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation.

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF JUNE 30, 2003

The Company is concentrating its efforts in finding potential merger partners that share the same qualities as the Company, and similar business plans. The Company has devoted substantially all of its efforts in this area. The Company anticipates that with additional acquisitions and product enhancement that positive earnings and increased cash flow will occur prior to the Company's year end.

The Company had significantly paid down its working capital line due to improved current cash flow by the end of the quarter. The Company has secured a working capital line commitment from a different financial institution on more favorable and appropriate terms.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 2003 AS COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 2002.

Sales in the six month period ended June 30, 2003 as compared with the same period in 2002 were relatively flat, as were salaries and other variable expenses. Sales of enhancements and upgrades to existing installed systems to a loyal ERP customer base have been strong, and a number of clients have been converted from unpredictable "pay as you go" to monthly retainers with minimum paid hours of service. In addition, the Company showed a 50% decrease in the rent as compared with previous year due to consolidating the offices in Edison, NJ. An increase in certain administrative costs due to the merger between CIAC and Algiers resulted in a $30,000 larger operating loss for the period ended June 30, 2003 as compared with the same period in 2002. Despite the reported loss, however, several factors contributed to a net increase in cash: improved receivables collection, controlling labor costs coupled with a soon-to-be enacted stock option plan in the parent company, and a sale/leaseback of certain computer hardware, peripherals and office equipment.

During the period ended June 30, 2003, Command Internet Corp. ("CIC") took major steps to improve the stability and reliability of its web hosting environment by outsourcing the equipment and the hosting service together. This reduced a significant risk to the Company. Previously, CIC had owned its own equipment and leased hosting space, a setup which was beginning to prove inadequate to meet the needs of its clients. This project was successfully completed in early August 2003. This represented a significant drain on administrative resources late in the second quarter and into the first part of the third quarter, but will make it possible to expand the client base beyond previous limitations.

ITEM 3.  CONTROL AND PROCEDURES.

Within the 90 days prior to the filing of this quarterly report, the Company's President, acting as its principal executive officer and principal financial officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.


                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES.

On May 8, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003, by and among the Company, Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), CIAC merged with and into Algiers Merger Co., with Algiers Merger Co. continuing as the surviving entity. As a result of such merger, an aggregate of 5,239,238 shares of common stock of CIAC was converted into an aggregate of 5,239,238 shares of common stock of the Company. The issuance of such shares of common stock of the Company to CIAC was made pursuant to an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended.

In connection with the Merger Agreement and pursuant to the Assignment and Assumption Agreement dated as of March 20, 2003, by and between CIAC and the Company, CIAC assigned to the Company all of its right, title and interest, subject to any and all liabilities in connection therewith, to acquire 1,500 shares of common stock of Command International Group Inc. ("CIGI"), constituting all of issued and outstanding shares of common stock of CIGI, in exchange for an additional 5,239,238 shares of common stock of the Company pursuant to the Agreement and Plan of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, by and between CIAC, CIGI and stockholders of CIGI. Accordingly, the Company deposited into escrow with Snow Becker Krauss P.C., counsel to the Company, an aggregate of 5,239,238 shares of its common stock to be delivered to CIGI in exchange for all 1,500 shares of common stock of CIGI issued and outstanding upon the closing of the CIGI Agreement. As of the date of this report, the 5,239,238 shares of common stock of the Company continue to be held in escrow with Snow Becker Krauss P.C. The issuance of such shares of common stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)    EXHIBITS

 EXHIBIT
  NUMBER  DESCRIPTION
--------  -----------
     31* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     32* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.



---------
* Filed with this report

(B)      REPORTS ON FORM 8-K

1. Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 4, 2003 reporting under Item 4.

2. Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2003 reporting under Item 2. This report was amended on July 10, 2003 to include the required financial statements and pro forma financial information.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMMAND INTERNATIONAL CORPORATION



Date:  August 14, 2003        BY:  /s/ Robert Fallah
                                  ----------------------------------------
                                  Robert Fallah, Chief Executive Officer
                                  and Chief Financial Officer
                                  (Principal Executive Officer and
                                  Principal Financial Officer