Form 10QSB
period 2003-09-30
KEY COMMAND INTERNATIONAL CORP
filed 2005-03-22
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: SEPTEMBER 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 000-26627

                        KEY COMMAND INTERNATIONAL CORP.
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

                       C/O VERTICAL CAPITAL PARTNERS, INC.
                               488 MADISON AVENUE
                               NEW YORK, NY 10022
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 446-0006
                          ---------------------------
                          (Issuer's telephone number)

                       COMMAND INTERNATIONAL CORPORATION
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 96,473,040 shares of the registrant's common stock, par value $.0001 per share, outstanding as of October 7, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                                   - INDEX -


                                                                         Page(s)
                                                                         -------

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheet as of
      September 30, 2003 (Unaudited)                                      F-1

      Condensed Consolidated Statements of Operations
      for the Nine Months and Three Months Ended
      September 30, 2003 and 2002 (Unaudited)                             F-2

      Condensed Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 2003 and 2002
      (Unaudited)                                                      F-3 - F-4

      Notes to Condensed Consolidated Interim Financial
      Statements (Unaudited)                                          F-5 - F-16

Item 2.  Management's Discussion and Analysis or Plan of Operation         2

Item 3.  Controls and Procedures                                           6


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                 6

Item 2.  Changes in Securities                                             6

Item 4.  Submission of Matters to a Vote of Security Holders               6

Item 6.  Exhibits and Reports on Form 8-K                                  7

Signature Page                                                             8

Exhibit 31.1

Exhibit 32.1

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Financial Statements

      Balance Sheet as of September 30, 2003                              F-1

      Statements of Operations for the Nine and Three Months Ended
         September 30, 2003 and 2002                                      F-2

      Statements of Cash Flows for the Nine Months Ended
         June 30, 2003 and 2002                                        F-3 - F-4

      Notes to Condensed Consolidated Financial Statements                F-5

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS


                                                                        2003
                                                                    -----------


Current Assets:
  Cash and cash equivalents                                         $    38,563
  Accounts receivable, net                                              101,359
                                                                    -----------

    Total Current Assets                                                139,922
                                                                    -----------

  Fixed assets, net of depreciation                                      20,990
                                                                    -----------

Other Assets:
  Intangible assets - goodwill, net of impairment                       250,000
                                                                    -----------

TOTAL ASSETS                                                        $   410,912
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Notes payable - banks                                             $    15,500
  Taxes payable                                                         143,626
  Deferred revenue                                                        7,401
  Accounts payable and accrued expenses                                 484,302
                                                                    -----------

      Total Current Liabilities                                         650,829
                                                                    -----------

Officers loans payable                                                  486,840
                                                                    -----------

      TOTAL LIABILITIES                                               1,137,669
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 40,000,000 shares authorized
   12,051,976 shares issued and outstanding                              12,051
  Additional paid-in capital                                                 --
  Retained earnings (deficit)                                          (738,808)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (726,757)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   410,912
                                                                    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED               THREE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                             2003         2002                2003         2002
                                                         ---------------------------      --------------------------
OPERATING REVENUES
  Sales                                                  $   640,036      $ 620,259       $    235,559   $  219,565

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses        547,157        521,782            193,600      178,099
   Production expense                                          3,501         12,976              1,620       11,471
   Rent                                                       39,575         75,591             15,033       29,246
   Travel and automobile expenses                              3,140          5,296              1,586        2,151
   Telephone                                                  12,393         12,285              3,944        5,330
   Advertising and promotion                                   1,637          5,850                995        1,531
   Office and administrative                                  84,424         17,224             22,677        4,986
   Insurance                                                   2,013          2,056                730          160
   Bad debt                                                   70,427             --             60,427           --
   Professional fees                                          93,371         22,483             77,308        6,695
                                                         ---------------------------      --------------------------
       TOTAL OPERATING EXPENSES                              857,638        675,543            377,920      239,669
                                                         ---------------------------      --------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                          (217,602)       (55,284)          (142,361)     (20,104)

OTHER INCOME (EXPENSE)
   Depreciation and amortization                             (20,987)       (19,373)            (6,996)      (1,500)
   Impairment of intangible assets                          (532,800)            --           (532,800)          --
   Gain on purchase                                                         122,816                 --           --
   Gain on sale of automobile                                     --          2,911                 --           --
   Interest income                                                 5             32                 --           4
   Interest expense                                           (1,018)        (2,067)              (187)        (394)
                                                         ---------------------------      --------------------------
       TOTAL OTHER INCOME (EXPENSE)                         (554,800)       104,319           (539,983)      (1,890)
                                                         ---------------------------      --------------------------

NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                           $  (772,402)     $  49,035       $   (682,344)  $  (21,994)
PROVISION FOR INCOME TAXES                                      (335)          (847)              (335)        (208)
                                                         ---------------------------      --------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES            $  (772,737)     $  48,188       $  (682,679)   $ (22,202)
                                                         ===========================      ==========================

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES           $  (0.07997)     $32.14676       $   (0.05664)  $(14.81121)
                                                         ===========================      ==========================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     9,662,238          1,499          12,051,976       1,499
                                                         ===========================      ==========================

   The accompanying notes are an integral part of the condensed consolidated financial statements

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                               2003        2002
                                                            ---------   ---------
CASH FLOW FROM OPERATING ACTIVITES
   Net income (loss)                                        $(772,737)  $  48,188
                                                            ---------   ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities

     Depreciation and amortization                             20,987      19,373
     Provision for bad debt                                    70,427
     (Gain) on sale of automobile                                  --      (2,911)
     (Gain) on purchase                                            --    (122,816)
     Common stock issued for services                             250          --
     Impairment of intangible assets                          532,800          --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                         (1,964)    (65,544)
     Increase (decrease) in deferred revenue                  (52,622)     15,562
     Inecrease (decrease) in accounts payable and
       accrued expenses                                       252,655      (8,387)
                                                            ---------   ---------
     Total adjustments                                        822,533    (164,723)
                                                            ---------   ---------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       49,796    (116,535)
                                                            ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                   (20,511)     66,995
    Proceeds (repayment) of line of credit, net               (14,500)     35,000
                                                            ---------   ---------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (35,011)    101,995
                                                            ---------   ---------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                  14,785     (14,540)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                        23,778      66,453
                                                            ---------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $  38,563   $  51,913
                                                            =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $     930   $   2,067
                                                            =========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         2003          2002
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Net effect of asset acquisitions between
   Spiderfuel and CIC
    Common stock                                      $        --   $    (1,605)
    Additional paid in capital                                 --    (1,802,324)
    Deficit                                                    --     2,293,929
    Note payable                                               --      (240,000)
    Other loans payable                                        --      (250,000)
                                                      -----------   -----------

                                                      $        --   $        --
                                                      ===========   ===========

Net effect of stock acquisition between CLC and CIGI
    Common stock                                      $        --   $   (25,000)
    Additional paid in capital                                 --      (184,264)
    Deficit                                                    --        81,647
    Fixed assets                                               --        16,982
    Other receivable                                           --            93
    Security deposits                                          --         1,343
    Accounts payable                                           --       (13,617)
                                                      -----------   -----------

 Extraordinary item - gain on purchase                $        --   $  (122,816)
                                                      ===========   ===========

Net effect of stock acquisition between CIC and CIGI
    Common stock                                      $    12,051   $        --
    Additional paid in capital                                 --            --
    Deficit                                               (22,598)           --
    Accounts payable                                       10,547            --
                                                      -----------   -----------

                                                      $        --   $        --
                                                      ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2004 AND 2003


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The condensed consolidated unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements of the Company and the accompanying notes thereto. While management of the Company believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            Command Line Corp. ("CLC") was formed on January 8, 1985 in the State of New Jersey and is qualified to do business in several other states. CLC markets interactive systems used in manufacturing, purchasing and maritime management. CLC specializes in modifying existing application software to fit a customer's unique business needs. All of CLC's products can be run on either a PC network or in a Web environment.

            Spiderfuel, Inc. was originally incorporated in the State of Delaware on February 13, 1997 under the name of Global Internet Group, Inc. Global Internet Group, Inc. changed its corporate name to PlanetWebcom.com on November 2, 1999, and on November 21, 2000, to Spiderfuel, Inc. ("Spiderfuel").

            Spiderfuel is a provider of web-based software and implementation services. Spiderfuel helps companies use technologies, like the Internet, to build closer customer relationships, increase their revenues and reduce their operating expenses. Spiderfuel's completely integrated applications suite helps mid-sized businesses run their growing businesses more efficiently.

            On May 21, 2002, Command Internet Corp. ("CIC") was formed. On May 22, 2002, CIC entered into an Asset Purchase Agreement with Spiderfuel, whereby CIC acquired all of the assets, and assumed a portion of the liabilities, of Spiderfuel, in exchange for 1,334 shares of common stock of CIC (See Note 12). For purposes of these financial statements, CIC is synonymous with Spiderfuel post-merger.

            On May 29, 2002, CLC entered into a Stock Purchase Agreement with Command International Group, Inc. ("CIGI"), whereby CIGI acquired all of the capital stock of CLC in exchange for 165 shares of common stock of CIGI; and therefore, CLC became a wholly-owned subsidiary of CIGI (See Note 13).

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI, whereby CIGI acquired all of the capital stock of CIC; and therefore, CIC became a wholly-owned subsidiary of CIGI (See Note
            14).

            Command   International   Acquisition   Corporation,    a   Delaware
            corporation ("CIAC") entered into an Agreement and Plan of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003 (the "CIG Agreement"), with CIGI and stockholders of CIGI, whereby CIAC was given the right to acquire all of the issued and outstanding common stock of CIGI in exchange for shares of common stock of CIAC.

            Algiers Resources, Inc., a Delaware corporation ("Algiers") was formed on October 6, 1998, as a blind pool. On April 26, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003 (the "Merger Agreement"), CIAC merged (the "Merger") with and into Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of Algiers ("Algiers Merger Co."), with Algiers Merger Co. continuing as the surviving entity. As a result of the Merger, Algiers Merger Co. changed its corporate name to Command International Corporation and each issued and outstanding share of common stock, par value $0.001 per share, of CIAC was converted into one share of common stock, par value $0.001 per share, of Algiers. Accordingly, stockholders of CIAC received an aggregate of 5,239,238 shares of common stock of Algiers. In addition, pursuant to the Merger, the former president of Algiers retired 1,272,500 shares of common stock of Algiers.

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

            On May 12, 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly - owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578,936 shares of the Company representing 100% of its ownership in the Company.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            On July 6, 2004, the Company amended its Articles of Incorporation and increased the authorized number of its common stock from 40,000,000 to 100,000,000 and changed the par value per share from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

            On August 17, 2004, the Company issued 85,000,000 sharers of common stock to five investors for cash of $8,500.

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:


                                                September 30,      September 30,
                                                    2003               2002
                                                    ----               ----

            Net Income (Loss)                    ($772,737)         $  48,188
                                                ----------          ---------

            Weighted-average common shares
              outstanding (Basic)                9,662,238              1,499

            Weighted-average common stock
             equivalents:
               Stock options                            --                 --
               Warrants                                 --                 --
                                                ----------          ---------
            Weighted-average common shares
              outstanding (Diluted)              9,662,238              1,499
                                                ==========          =========

            ADVERTISING

            Costs of advertising and promotion are expensed as incurred. Advertising costs were $1,637 and $5,850 for the nine months ended September 30, 2003 and 2002.

            ACCOUNTS RECEIVABLE

            CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At September 30, 2003, the allowance for doubtful accounts was $124,624.

            DEFERRED REVENUE

            Deferred revenue represents the portion of the contracts that will be realized in the subsequent reporting period. Deferred revenue at September 30, 2003 was $7,401.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            INTANGIBLE ASSETS

            Intangible assets were stated at cost. Amortization was computed using the straight-line method over fifteen years. Amortization expense for the year ended December 31, 2001 was $75,000.
            Additionally, in 2001, Spiderfuel determined that the intangible assets that were acquired have been impaired according to FASB 142, "Goodwill and Other Intangible Assets". Originally, the intangible assets were recorded by management at $2 per share for the 750,000 shares given to The Strategy Factory, Inc. (See Note 11). After one full year of operations, Spiderfuel impaired the remaining unamortized balance to just over $1 per share at $782,800. As such, Spiderfuel recorded a one-time charge to operations in the amount of $608,870 as impairment of intangible assets in 2001. Management has impaired this balance to $250,000 at September 30, 2003. As such, $532,800 is reflected as impairment of intangible assets in the consolidated statements of operations for the nine months ended September 30, 2003.

            GOODWILL

            In connection with the Asset Purchase Agreement between Spiderfuel and CIC on May 22, 2002, the fair value of the assets acquired approximated the fair value of the liabilities assumed by CIC. Therefore, no goodwill was recorded in the transaction. This transaction did impact the condensed consolidated financial statements for the nine months ended September 30, 2002.

            In connection with the Stock Purchase Agreement between CLC and CIG on May 29, 2002, the fair value of the assets acquired and liabilities assumed by CIGI resulted in a negative goodwill amount of $141,234. After applying the negative goodwill amount to

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            GOODWILL (CONTINUED)

            fixed assets ($16,982), other receivables ($93), and security deposits ($1,343), the net effect was an extraordinary item for the gain on purchase of $122,816, which is reflected in the consolidated statements of operations in 2002. This transaction did impact the condensed consolidated financial statements for the nine months ended September 30, 2002.

            In connection with the Stock Purchase Agreement between CIC and CIGI on June 3, 2002, virtually no change in value occurred due to the transactions being only two weeks apart, with the fair values unchanged, and the stock issued to CIC was for the identical number of shares and par value. Therefore, no goodwill was recorded. This transaction did impact the condensed consolidated financial statements for the nine months ended September 30, 2002.

            RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of intangible assets in certain transactions.

NOTE 3 -    OFFICERS LOANS PAYABLE

            The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at September 30, 2003 was $486,840.

NOTE 4-     OTHER LOANS PAYABLE

            Represents amounts due to third parties, unrelated to Spiderfuel. Amounts were utilized to provide software implementation for various projects started by Spiderfuel. These loans were non-interest bearing, had no determined due date, and Spiderfuel's management had determined its classification to be long-term. These other loans at September 30, 2002 were not part of CIC due to the fact that they remained with Spiderfuel and were not assumed by CIC at the time of the Asset Purchase Agreement between CIC and Spiderfuel on May 22, 2002. These liabilities remain with Spiderfuel and are anticipated to be paid by that company.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 5 -    LINE OF CREDIT

            CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at September 30, 2003. As of September 30, 2003, there was $15,500 drawn against this line of credit. The interest expense on the lines of credit were $1,018 and $2,067 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 6-     NOTES PAYABLE

            Spiderfuel entered into various promissory notes and receivable lines with individuals. These were short-term agreements, and interest had been accrued for at March 31, 2002. These notes remained with Spiderfuel and were not assumed by CIC at the time of the Asset Purchase Agreement between CIC and Spiderfuel on May 22, 2002. These liabilities remain with Spiderfuel and are anticipated to be paid by that company.

NOTE 7-     FIXED ASSETS

            Fixed assets consist of the following at September 30, 2003:



                        Machinery and equipment                $116,438
                        Furniture and fixtures                   48,858
                                                               --------


                              Subtotal                          165,296
                        Accumulated depreciation               (144,306)


                              Total                            $ 20,990
                                                               ========

            Depreciation expense was $20,987 and $19,373 for the nine months ended September 30, 2003 and 2002. In May 2002, when CLC was acquired by CIGI, the fair value of the net assets acquired was greater than the amount paid by CIGI creating a negative goodwill amount. As required by accounting principles generally accepted in the United States of America, the negative goodwill amount must first be applied against fixed assets and other assets prior to be recognized as an extraordinary item. As such, the net fixed assets amount on CLC's books of $16,982 was written off during the quarter ended June 30, 2002. Additionally, there was a gain on the sale of an automobile in 2002 prior to the acquisition of CLC by CIGI of $2,911 in the quarter ended June 30, 2002.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 8-     COMMITMENTS AND CONTINGENCIES

            Related Party Transactions

            The Company, as noted in Note 3, is advanced and repays amounts regularly with its officers. These amounts were funded by its officers for, among other things, working capital for development of certain products and marketing of those products, and to float working capital at various times due to the inconsistent collections based on the nature of the contracts entered into.

            Leases

            Beginning in 2001, Spiderfuel entered into a sublease agreement in Mineola, New York, for approximately $5,000 per month. This sublease agreement was terminated in 2002, and Spiderfuel's corporate headquarters were relocated to Edison, New Jersey in the offices of CLC simultaneously with the asset acquisition of Spiderfuel by CIC and CIGI's stock acquisition of CIC. All related party rent has been eliminated in the consolidation.

            In addition to the office rental lease, Spiderfuel has entered into other agreements with a term of one year or month-to-month terms, which are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals for CIC due at September 30, 2003.

            CLC entered into a lease agreement for office space in Edison, New Jersey that expired at the end of 2001. CLC paid $3,863 per month. In addition to the rent, CLC paid an initial security deposit of $1,343, which was subsequently adjusted for by the negative goodwill at the time of the Stock Purchase Agreement between CLC CIG on May 29, 2002. The lease has been extended for another few years.

            In addition to the office rental lease, CLC has entered into other agreements with a term not exceeding one-year that are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at September 30, 2003.

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 9-     INCOME TAXES (CONTINUED)

            At September 30, 2003, deferred tax assets consist of the following:

            Net operating loss carryforwards          $   295,500
            Less:  valuation allowance                   (295,500)
                                                      ------------
                                                      $      -0-
                                                      ============


            At September 30, 2003, the Company had deficits accumulated during the development stage in the approximate amount of $738,808, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            The provision for income taxes at September 30, 2002 consisted of the following:

            State tax expense                            $    639
                                                         ========


NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT)

            COMMON STOCK

            The Company is authorized to issue up to 40,000,000 shares of common stock, $0.001 par value per share (See Note 16). Prior to the Merger, 2,596,000 shares (includes 51,000 issuable pursuant to outstanding warrants) of common stock were issued and outstanding. At the closing of the Merger, 1,272,500 shares of common stock were cancelled and an aggregate of 10,478,476 shares of common stock were issued in connection with the Merger. Accordingly, following the Merger, an aggregate of 11,801,976 shares of common stock of the Company were issued and outstanding.

            The Company issued 250,000 additional shares in June 2003 for legal services rendered to bring the total issued and outstanding shares to 12,051,976. The value of the issuance of the 250,000 shares was $250, the fair value of the stock at the time (par value).

            PREFERRED STOCK

            The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and none have been issued.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 11-    INTANGIBLE ASSETS

            In December 2000, Spiderfuel acquired The Strategy Factory, Inc., a Texas software development corporation for $1,500,000. In consideration of the assets acquired, Spiderfuel issued 750,000 shares of its common stock to the former stockholders of The Strategy Factory, Inc. At December 31, 2001, Spiderfuel's management determined that the unamortized amount of the intangible assets was impaired in accordance with FASB 142, and $608,870 of the unamortized balance of the intellectual property was charged to expense. The balance of $782,800 remained on the condensed consolidated balance sheet until a further impairment loss of $532,800 which brought the intangible asset balance down to $250,000 was recorded by Management at September 30, 2003. Management of the Company believes that this balance is reflective of the value of the software developed by The Strategy Factory, Inc., and the customers utilizing such software.

NOTE 12-    ASSET PURCHASE AGREEMENT - SPIDERFUEL

            On May 22, 2002, Spiderfuel entered into an Asset Purchase Agreement with CIC. Pursuant to such agreement, Spiderfuel sold a majority of its assets, including its accounts receivable, fixed assets and all of its intangible assets that it owned the rights to, and CIC also assumed a portion of the liabilities that related to the operation of Spiderfuel's business, including vendor payables and deferred revenue relating to the contracts they had. At the time of this transaction, it was determined that the fair value of the net assets of Spiderfuel approximated the amount paid by CIC, and therefore, no goodwill was recognized in the transaction.

NOTE 13-    STOCK PURCHASE AGREEMENT - CLC

            On May 29, 2002, CLC entered into a Stock Purchase Agreement with CIGI, whereby CIGI acquired all of the capital stock in of CIGI in exchange for shares of common stock of CIGI. Pursuant to such agreement, CIGI acquired all the rights, title and interest in and to the various products and properties owned by CLC. At the time of this transaction, it was determined that the fair value of the net assets of CLC was greater than the amount paid by CIGI, and therefore, a negative goodwill amount was generated. As such, according to accounting principles generally accepted in the United States of America, CLC initially applied this amount against fixed assets, other receivables and security deposits, and the balance was then reflected as an extraordinary item for the gain on the purchase.

NOTE 14-    STOCK PURCHASE AGREEMENT - COMMAND INTERNET

            On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI. Pursuant to this agreement, CIC exchanged all its issued and outstanding stock for shares of CIGI, and therefore, became a wholly-owned subsidiary of CIGI. Due to only a two week lapse between CIC`s acquisition of Spiderfuel and CIGI's acquisition of CIC, the fair value of CIC did not significantly change, and therefore, the transaction netted on goodwill as the fair value was considered identical to the acquisition price.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


NOTE 15-    GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management of the Company believes that they can raise the appropriate funds needed to support their business plan. The losses sustained in the nine months ended September 30, 2003, are primarily from the result of one-time impairment charges, and the reserve of accounts receivable.

            The condensed  consolidated  financial statements do not include any
            adjustments   that   might   result   from  the   outcome  of  these
            uncertainties.

NOTE 16-    SUBSEQUENT EVENT

            On May 12, 2004, the Company sold to the Staffin Group International, LLC ("Staffin") 100 shares of its wholly-owned subsidiary, CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578, 936 shares of the Company, representing 100% of its ownership in the Company.

            On July 6, 2004, the Company amended its Articles of Incorporation and increased the authorized number of its common stock from 40,000,000 to 100,000,000 and changed the par value per share from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

            On August 17, 2004, the Company issued 85,000,000 sharers of common stock to five investors for cash of $8,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements contained in this Plan of Operation of this quarterly report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Key Command International Corp., formerly known as Command International Corporation and Algiers Resources, Inc. (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

GENERAL

The Company was formed on October 6, 1998, as a blind pool to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

On April 26, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003 (the "Merger Agreement"), by and among the Company, Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), CIAC merged with and into Algiers Merger Co., with Algiers Merger Co. continuing as the surviving entity. As a result of such merger, Algiers Merger Co. changed its corporate name to Command International Corporation and each issued and outstanding share of common stock of CIAC was converted into one share of common stock of the Company.

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

On July 7, 2003, Algiers Merger Co. merged with and into the Company, with the Company continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation. As a result of the Merger, CIGI became our wholly-owned subsidiary. CIGI is a provider of web-based and

LAN-based software solutions through its wholly-owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC"). The consolidated financial statements included in this report include the accounts of CLC and CIC.

On May 12, 2004, the Company entered into a Settlement Agreement (the "Staffin Settlement") with Staffin Group International, LLC, formerly known as Command International Group, LLC ("Staffin") to resolve certain of the disputes under a Stock Purchase Agreement dated March 18, 2002 between the Company and Staffin. Pursuant to the Settlement Agreement, the Company gave to Staffin 100 shares of common stock of CLC held by it, which constituted all of the issued and outstanding capital stock of CLC, in exchange for Staffin's surrender of 578,936 shares of our common stock held by Staffin.

On July 6, 2004, the Company amended its Articles of Incorporation and:

      o     changed its corporate name to Key Command International Corp.,

      o increased the authorized number of its common stock from 40,000,000 to 100,000,000, and

      o changed the par value per share of its common stock from $0.001 to $0.0001.

As a result of the Staffin Settlement, we no longer have an operating company. We intend to seek to expand our business through acquisitions or mergers with other entities. Any decision to make an acquisition or merge will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition/merger would enhance our prospects. To the extent that we may finance an acquisition/merger with cash and/or equity securities, any such issuance of equity securities would result in dilution to the interests of our shareholders. Additionally, to the extent that we, or the acquisition or merger candidate itself, issue debt securities in connection with an acquisition, we may be subject to risks associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. We presently have no agreements, understandings or arrangements for any acquisitions or merger.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 has been considered when determining impairment of intangible assets in certain transactions.

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF SEPTEMBER 30, 2003 AS COMPARED WITH DECEMBER 31, 2002.

At September 30, 2003, we had a working capital deficit of $510,907, as compared with a deficit of $302,601 at December 31, 2002. The Company had cash on hand of $38,563 at September 30, 2003, as compared with $1,814 at December 31, 2002. We did not have sufficient capital on hand to fund our operations. The Company had significantly paid down its working capital line from its cash flow and had a balance due to its bank of $15,500 at September 30, 2003. Subsequent to yearend it repaid the bank.

We have funded the business primarily through loans from officers, which totaled $486,840 at September 30, 2003 as well as by working out payment arrangements with accounts payable vendors. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 85 million shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

As a result of the discontinuance of operations, the Company had $250,000 of goodwill, net of impairment at September 30, 2003, which was written off at December 31, 2003.

The Company had $484,302 of accounts payable and accrued expenses at September 30, 2003, compared with $196,626 at December 31, 2002. These payables relate mainly to the operations of CIC which totaled $390,793. As of June 30, 2004, theses payable increased to $538,208 of which $448,294 pertained to CIC.

At September 30, 2003, the Company had a retained earnings (deficit) of ($738,808) as compared with $56,226 at December 31, 2002.

For the nine-months ended September 30, 2003 ("Fiscal 2003 Period") the Company had net cash provided by operating activities of $49,706, as compared with net cash used in operating activities of $116,535 for the nine-months ended September 30, 2002 ("Fiscal 2002 Period"). The net cash provided by operations resulted primarily from a net loss of $772,737 for the Fiscal 2003 Period offset by the impairment of an intangible asset of $532,800 an increase in accounts payable and accrued expenses of $252,655, add-backs for the provision for bad debts of $70,427 and depreciation of $20,987 along with a reduction of deferred revenue of $52,622. This is compared to the net income of $48,188 in the Fiscal 2002 Period less the extraordinary gain on the merger between CLC and CIGI of $122,816 and an increase in accounts receivable of $65,544.

The Company had net cash used in financing activities of $35,011 during the Fiscal 2003 Period, as compared with net cash provided by in financing activities of $101,995 during the Fiscal 2002 Period. During the Fiscal 2003 Period, the Company repaid the bank line of credit and officer loans, while during the Fiscal 2002 Period it borrowed from its officers and the bank.

The Company is concentrating its efforts in finding potential merger partners that share the same qualities as the Company, and similar business plans. The Company has devoted substantially all of its efforts in this area. The Company anticipates that with additional acquisitions and product enhancement that positive earnings and increased cash flow will occur prior to the Company's year end.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED WITH THE NINE-MONTHS ENDED SEPTEMBER 30, 2002.

Sales in the Fiscal 2003 Period were  $640,036 as compared  with $620,259 in the
Fiscal 2002 Period. Sales for the three months ended September 30, 2003 increased by $15,994 over the comparable period in 2002. Sales of enhancements and upgrades to existing installed systems to a loyal ERP customer base in the Fiscal 2002 Period decreased in the Fiscal 2003 Period as a result of the Company not having sufficient working capital to support its operations. In addition, the Company showed a 47.6% decrease in the rent as compared with previous year due to consolidating the offices in Edison, New Jersey. Certain administrative costs increased by $67,200 and professional fees increased by $70,888 due to the merger between CIAC and the Company which was a non-operating entity in the Fiscal 2002 Period. Professional fees resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's filings with the SEC, as well as fees incurred in connection with the Company's various merger transactions.

As a result of the foregoing total operating expenses increased by $182,095, or 27%, while the Company's loss before other expenses increased from $55,284 to $217,602 primarily as a result of the increased professional fees and general administration expenses related to the merger plus the write-off of uncollectible accounts receivable totaling $70,427.

The Company had other expenses of $554,800 during the Fiscal 2003 Period, as compared with other income of $104,319 in the Fiscal 2002 Period, primarily as a result of the impairment of certain intangible assets acquired in 2001 with The Strategy Factory, Inc. for $532,800.

As a result of the foregoing, the Company had a net loss of $772,737 for the Fiscal 2003 Period, as compared with net income before income taxes of $48,188 in the Fiscal 2002 Period. The Company's net loss for the three months ended September 30, 2003 was $682,679, as compared with a net loss of $22,202 for the comparable period in 2002.

ITEM 3. CONTROL AND PROCEDURES.

As of the end of the period covered by this quarterly report, the Company's President, acting as its principal executive officer and principal financial officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.


                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended September 30, 2003.


ITEM 2. CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

On or about June 30, 2003, the Company issued 250,000 shares of it common stock to its counsel at such time for legal services rendered. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

On July 15, 2003, the Company issued an aggregate of 51,000 shares of it common stock to seven individuals in connection with the cashless exercise of a warrant. The shares were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 1, 2003, the Company filed an Information Statement (the "Statement") in accordance with the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder, with the Securities and Exchange Commission. The Statement was furnished by the Company to all stockholders of record on April 7, 2003 to inform such stockholders that the Company had entered into an Agreement and Plan of Merger, dated as of March 20, 2003 with Algiers Merger Co., a Delaware corporation and a wholly owned subsidiary of the Company and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), whereby CIAC merged with and into Algiers Merger Co., with Algiers Merger Co. continuing as the surviving entity. As a result of such merger, Algiers Merger Co. changed its corporate name to Command International Corporation (now known as Key Command International Corp.) and each issued and outstanding share of common stock of CIAC was converted into one share of common stock of the Company. As a result of the Merger, there was a change in control of the Company. No stockholder action was requested or taken, and no proxies were being solicited in connection with the Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

Exhibit Number          Description
--------------          -----------

31.1* Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32.2* Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
---------
* Filed with this report

(B)   REPORTS ON FORM 8-K

      An amended Current Report on Form 8-K/A dated April 26, 2003 was filed with the Securities and Exchange Commission on July 10, 2004, reporting financial statements under Item 7 to amend its Form 8-K, also dated April 26, 2003 and filed on May 12, 2003, as well as to report a change in registrant's certifying accountant under Item 4 and other events under Item 5.

                                   SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KEY COMMAND INTERNATIONAL CORP.



Date:  March 16, 2005                     BY:    /s/ Robert Fallah
                                                 -------------------------------
                                                 Robert Fallah, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (Principal Executive
                                                 Officer and Principal Financial
                                                 Officer