Form 10KSB
period 2003-12-31
KEY COMMAND INTERNATIONAL CORP
filed 2005-03-22
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: DECEMBER 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                        Commission File Number: 000-26627

                         KEY COMMAND INTERNATIONAL CORP.
                 (Name of small business issuer in its charter)

           DELAWARE                                   13-4031359
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                       C/O VERTICAL CAPITAL PARTNERS, INC.
                               488 MADISON AVENUE
                            NEW YORK, NEW YORK 10022
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (212) 446-0006

       Securities registered under Section 12(b) of the Exchange Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (Title of class)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

INDICATE  BY CHECK MARK  WHETHER  THE  REGISTRANT  IS AN  ACCELERATED  FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT). [_] YES   [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's  revenue  for its recent  fiscal  year  ended  December  31,  2003 was:
$150,563.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 7, 2004 was approximately $0. The registrant's securities are not publicly traded.

On October 7, 2004, there were 96,473,040 shares of common stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes [_]; No [X]

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

            Key Command International Corp. (formerly known as Command International Corporation) (referred to in this report as the "Company," "we," "us" or "our") was formed on October 6, 1998, as a blind pool to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

            On April 26, 2003, pursuant to an Agreement and Plan of Merger dated as of March 20, 2003, by and among the Company, Algiers Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and Command International Acquisition Corporation, a Delaware corporation ("CIAC"), CIAC merged with and into Algiers Merger Co., with Algiers Merger Co. continuing as the surviving entity (the "Merger"). As a result of such merger, Algiers Merger Co. changed its corporate name to Command International Corporation and each issued and outstanding share of common stock of CIAC was converted into one share of common stock of the Company.

            At the closing of the Merger, James A. Prestiano, our former sole officer and director, resigned as an officer and director of the Company and Robert Fallah was appointed as our Chief Executive Officer, and Mr. Fallah and Frank Cantatore were elected as new members of our Board of Directors.

            In connection with the Merger and pursuant to the Assignment and Assumption Agreement dated as of March 20, 2003, by and between CIAC and the Company, CIAC assigned to the Company all of its right, title and interest, subject to any and all liabilities in connection therewith, to acquire all of the issued and outstanding common stock of Command International Group Inc. ("CIGI") in exchange for 5,239,238 shares of common stock of the Company under the Agreement and Plan of Reorganization dated as of July 1, 2002 (the "CIGI Agreement"), as amended as of February 24, 2003, by and between CIAC, CIGI and stockholders of CIGI. 578,936 shares of the 5,239,238 shares of common stock issued pursuant to the CIGI Agreement were surrendered to the Company pursuant to the Staffin Settlement, as discussed below.

            On July 7, 2003, Command International Corporation (formerly Algiers Merger Co.) merged with and into the Company, with the Company continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation.

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

            CIC is a provider of web-based software and implementation services. CIC helps companies use technologies, like the Internet, to build closer customer relationships, increase their revenues and reduce their operating expenses. CIC provides user-friendly integrated software applications to enable a company to operate its business more efficiently through its website.

            On March 18, 2002, the Company and Staffin Group International, LLC, formerly known as Command International Group, LLC ("Staffin"), entered into a Stock Purchase Agreement (the "Staffin SPA"), whereby the Company acquired from Staffin 100 shares of common stock of CLC held by Staffin, which constituted all of the issued and outstanding capital stock of CLC, in exchange for 578,936 shares of our common stock. Certain disputes have arisen between the Company and Staffin with respect to the Staffin SPA. On May 12, 2004, the Company entered into a Settlement Agreement (the "Staffin Settlement") with Staffin to resolve certain of the disputes under the Staffin SPA. Pursuant to the Settlement Agreement, the Company gave to Staffin 100 shares of common stock of CLC held by it, which constituted all of the issued and outstanding capital stock of CLC, in exchange for Staffin's surrender of 578,936 shares of our common stock held by Staffin. In connection with the Staffin Settlement:

            o Robert Fallah resigned from all officer and director positions he held with CLC and Donald Staffin and Anne Staffin resigned from all officer and director positions they respectively held with the Company.

            o CLC will retain all intellectual property rights, trademarks, goodwill and other related rights which existed prior to March 18, 2002, the closing date of the Staffin SPA, as well as all development that has taken place within CLC since March 18,2002.

            o Certain obligations of the Company and Staffin were cancelled, including, Staffin's obligation to grant options to the Company in iShipExchange and the Company's obligation to grant options to employees of CLC.

            o The Company assumed certain obligations under the Staffin SPA, including, payment of outstanding legal and accounting fees and filing of federal consolidated tax returns.

            On July 6, 2004, the Company amended its Articles of Incorporation and (i) changed its corporate name to Key Command International Corp. (ii) increased the authorized number of its common stock from 40,000,000 to 100,000,000; and (iii) changed the par value per share of its common stock from $0.001 to $0.0001.

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


ITEM 2.     DESCRIPTION OF PROPERTY.

            Prior to May 12, 2004, the Company operated its business out of CLC's office, located at 1090 King George's Post Road, Edison, New Jersey. As a result of the Staffin Settlement, the Company now operates it business out of the office of Vertical Capital Partners, Inc., located at 488 Madison Avenue, New York, New York 10022. The Company's Chief Executive Officer maintains his business office there and is not charging rent to the Company.

ITEM 3.     LEGAL PROCEEDINGS.

            There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the fiscal year ended December 31, 2003.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            There is currently no public trading market for our capital stock, and there can be no assurance that any market for our capital stock will develop.

            At October 7, 2004, we had 56 stockholders of record.

            We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to the sale of unregistered securities by the Company during the year ended December 31, 2003.

            On March 18, 2002, pursuant to the Staffin SPA, the Company issued 578,936 shares of our common stock in exchange for 100 shares of common stock of CLC held by Staffin, which constituted all of the issued and outstanding capital stock of CLC. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act. On May 12, 2004, pursuant to the Staffin Settlement, the Company exchanged its 100 shares of common stock of CLC for the 578,936 shares of our common stock held by Staffin.

            On or about April 26, 2003, pursuant to the Merger, an aggregate of 5,239,238 shares of common stock of CIAC was converted into an aggregate of 5,239,238 shares of common stock of the Company. The issuance of such shares of common stock of the Company to CIAC was made pursuant to an exemption from registration under Regulation D promulgated under the Securities Act.

            In addition, on or about April 26, 2003, in connection with the Merger and pursuant to the Assignment and Assumption Agreement and the CIGI Agreement, the Company issued 5,239,238 shares of its common stock to CIGI in exchange for all 1,500 shares of common stock of CIGI issued and outstanding. The issuance of such shares of common stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

            On or about June 30, 2003, the Company issued 250,000 shares of it common stock to its counsel at such time for legal services rendered. The issuance of such shares of common stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

            On July 15, 2003, the Company issued an aggregate of 51,000 shares of it common stock to seven individuals in connection with the cashless exercise of a warrant. The issuance of such shares of common stock was made pursuant to an exemption from registration under Section 3(a) (9) of the Securities Act.

            On or about August 17, 2004, the Company issued 85,000,000 shares of common stock of the Company pursuant to individual subscription agreements between the Company and each of five purchasers in consideration for cash
($.0001 per share). The issuance of such shares was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Key Command International Corp., formerly known as Algiers Resources, Inc. (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

On July 7, 2003, Algiers Merger Co. merged with and into the Company (the "Merger"), with the Company continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation. As a result of the Merger, CIGI became our wholly-owned subsidiary. CIGI is a provider of web-based and LAN-based software solutions through its wholly-owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC"). The consolidated financial statements included in this report include the accounts of CLC and CIC. As described above, CLC was sold to Staffin Group International, LLC in May 2004 and its operations are reflected as discontinued operations in the statements of operations for the years ended December 31, 2003 and 2002 in accordance with FASB 144.

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF DECEMBER 31, 2003.

At December 31, 2003, we had a working capital deficit of $682,467, as compared with a deficit of $302,601 at December 31, 2002. The Company had cash on hand of $4,905 at December 31, 2003, as compared with $1,814 at December 31, 2002. We did not have sufficient capital on hand to fund our operations. The Company had significantly paid down its working capital line from its cash flow and had a balance due to its bank of $23,500 at December 31, 2003. Subsequent to yearend it repaid the bank.

We have funded the business primarily through loans from officers which totaled $486,840 at December 31, 2003. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after January 1, 2004. Following the discontinuance of operations in May 2004, the Company sold $85 million shares at $.0001 per share to a group of five investors including an entity affiliated with the Company's Chief Executive Officer.

As a result of the discontinuance of operations the Company had $782,800 of goodwill, net of impairment at December 31, 2002, which was written off at December 31, 2003.

The Company had $538,208 of accounts payable and accrued expenses at December 31, 2003, compared with $196,626 at December 31, 2002. Payables of $448,294 related primarily to CIC compared to the entire $196,626

Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

At December 31, 2003, the Company had a retained earnings deficit of $1,181,358 as compared with $56,226 at December 31, 2002.

For the year ended December 31, 2003 ("Fiscal 2003") the Company had net cash provided by operating activities of $102 as compared with net cash used in operating activities of $70,864 for the year ended December 31, 2002 ("Fiscal 2002"). This resulted primarily from a net loss of $1,215,287 in Fiscal 2003, as compared with net income of $56,226 in Fiscal 2002. The net loss was offset, in part, by the impairment of intangible assets of $782,800 as a result of discontinued operations and an increase in accounts payable and accrued expenses of $331,086.

The Company had net cash provided by financing activities of $2,989 during Fiscal 2003, as compared with $6,225 during Fiscal 2002. Proceeds from the Company's lines of credit slightly exceeds loans from officers during both periods.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AS COMPARED WITH YEAR ENDED DECEMBER 31, 2002.

Sales in Fiscal 2003 were $150,563 as compared with $525,396 in Fiscal 2002. Sales of revise enhancements and upgrades to existing installed systems to a loyal ERP customer base in Fiscal 2002 decreased in Fiscal 2003 as a result of the Company not having sufficient working capital to support its operations. Salaries decreased by $93,208, or 27.2%, as a result of the decrease in sales. In addition, the Company showed a 45% decrease in the rent as compared with previous year due to consolidating the offices in Edison, New Jersey. Certain administrative costs increased by $60,520 and professional fees increased by $60,221 due to the merger between CIAC and Algiers which was a non-operating entity in Fiscal 2002. Professional fees resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's filings with the SEC, as well as fees incurred in connection with the Company's various merger transactions.

As a result of the foregoing total operating expenses remained constant while the Company's loss before other expenses increased from $3,872 to $377,691 primarily as a result of decreased sales.

The Company had other expenses of $825,052 in Fiscal 2003, as compared with $14,220 in Fiscal 2002, primarily as a result of the write-off of goodwill $782,800 for discontinued operations.

As a result of the foregoing, the Company had a net loss of $1,215,287 for Fiscal 2003, as compared with net income before income taxes of $56,765 in Fiscal 2002.


ITEM 7.     FINANCIAL STATEMENTS.

            The information required under this Item appears in a separate section following Item 14 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 8A.    CONTROLS AND PROCEDURES.

            As of the end of the period covered by this annual report, the Company's Chief Executive Officer, acting as its principal executive officer and principal financial officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

            There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.


ITEM 8B.    OTHER INFORMATION.

            None.


                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names of all the directors and executive officers of the Company along with certain information relating to the business experience of each of the listed directors and officers.

Name                    Age      Position
--------------          ---      ----------------------------------
Robert Fallah           43       Chief Executive Officer and
                                 Chairman of the Board of Directors
Frank Cantatore         43       Secretary and Director

            ROBERT FALLAH. Mr. Fallah has been Chief Executive Officer and Chairman of the Board of Directors of the Company since April 26, 2003. He has held the same positions with CIAC since its formation in June 2002. In June 2002, Mr. Fallah co-founded CIGI and has since served as its Chief Executive Officer and Chairman of the Board. Mr. Fallah also co-founded CIC in May 2002 and has since served as its Chief Executive Officer and Chairman of the Board. Mr. Fallah is also manager and owns 100% of the equity interest in Global Asset Management, LLC, a Delaware limited liability company engaged in the business of investment related activities. In 1997, Mr. Fallah founded Spiderfuel, Inc. (formerly know as PlanetWebcom.com and Global Internet), a provider of web-based software and implementation services, and acted as Chief Executive Officer and Chairman of the Board until its assets were acquired by CIC in May 2002. From 1998 to September 1999, Mr. Fallah served as Chief Executive Officer of Silicon Island Equities, a venture capital and merchant banking firm. From 1987 to 1994, Mr. Fallah served as Chief Executive Officer of Robert Todd Financial Corp. ("RTFC"), an investment banking firm which specialized in providing private and public financing for small and mid-sized companies. In 1983, Mr. Fallah co-founded Life Group, Inc., an investment banking and financial consulting firm which went public in 1985. Mr. Fallah served as Executive Vice President and a director of Life Group, Inc. from 1983 to 1987.

            FRANK CANTATORE. Mr. Cantatore has been Secretary and a director of the Company since April 26, 2003. Since 1988, Mr. Cantatore has served as President of Corato Construction Corp., a construction company which he founded, which primarily builds single family homes as well as small developments and commercial fit outs. Since November 2002, Mr. Cantatore has also served as Secretary of Fairway Modular Homes, Inc., a manufacturer of residential and commercial modular structures, which recently was awarded top producer in New York State from Penn Lyon Homes for selling (in dollar volume) the most modular homes and has also ranked twice among the 500 fastest growing privately-held companies by INC Magazine. From 1988 to 1993, Mr. Cantatore served on the Planning Board for the City of White Plains, New York, two years of which he was Vice Chairman. Since 2000, Mr. Cantatore has served as Chairman of the White Plains Republican City Committee. Mr. Cantatore has a B.S. from Mercy College.

            There are no family relationships among any of the directors or executive officer of the Company.

            The Company does not have an audit committee of the Company's Board of Directors. There are two members on the Board of Directors of the Company, one of whom is independent. The Board of Directors of the Company functions as the Company's audit committee. No member of the Board of Directors qualifies as an "audit committee financial expert" as such term is defined by the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons who own more than ten percent of the Company's equity securities are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

            Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2003, except that (i) Robert Fallah, Chief Executive Officer and Chairman of the Comapny, did not file a report on Form 4 relating to one transaction, (ii) Frank Cantatore, Secretary and a director of the Company, did not file a report on Form 4 relating to one transaction, (iii) Global Asset Management, LLC, a beneficial owner of more than 10% of the Company's issued and outstanding common stock, filed late a report on Form 3 relating to one transaction, and (iv) Allied International Fund, Inc., a beneficial owner of more than 10% of the Company's issued and outstanding common stock, filed late a report on Form 3 relating to one transaction.

CODE OF ETHICS

            The Company has not adopted a code of ethics. The Company, although formed in October 1998, has no operations.


ITEM 10.    EXECUTIVE COMPENSATION.

            Prior to the Merger in May 2003, James A. Prestiano served as the sole officer of the Company for our fiscal years ended December 31, 2001 and 2002, and up until the closing of the Merger on April 26, 2003 for our fiscal year ended December 31, 2003. During such time, Mr. Prestiano received no compensation for his services as the sole officer of the Company. Upon the closing of the Merger on April 26, 2003, Robert Fallah became Chief Executive Officer of the Company. Compensation of $250,000 was accrued to Mr. Fallah during the fiscal year ended December 31, 2003 but was never paid to Mr. Fallah.

            No options were granted to James A. Prestiano or Robert Fallah in the fiscal year ended December 31, 2003, and neither Mr. Prestiano nor Mr. Fallah currently hold any options to purchase common stock of the Company.

COMPENSATION OF DIRECTORS

            Robert Fallah and Frank Cantatore are, and have been since the closing of the Merger on April 26, 2003, the sole directors of the Company and receive no compensation for their services as directors of the Company. Prior to the Merger, James A. Prestiano was the sole director of the Company and received no compensation for his services as a director of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The Company's common stock is the only class of the Company's voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of October 7, 2004 by:

            o each person known to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the SEC and certain other information,

            o each of the Company's sole executive officers and directors, and

            o     the Company's sole executive officer and directors as a group.

            Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

            Except as otherwise indicated in the table or the notes to the following table,

            o the Company believes that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

            o the address for each beneficial owner listed in the table is Key Command International Corp., c/o Vertical Capital Partners, Inc., 488 Madison Avenue, 8th Floor, New York, New York 10022.



                                        AMOUNT AND NATURE OF      PERCENTAGE OF
NAME AND ADDRESS OF STOCKHOLDER         BENEFICIAL OWNERSHIP      OUTSTANDING SHARES(1)
------------------------------------    ---------------------     ---------------------
Robert Fallah(2)                                   42,160,302                      43.7%

Frank Cantatore(3)                                  5,384,211                       5.6%

Allied International Fund, Inc.                    35,575,000                      36.9%

Global Asset Management, LLC(4)                    37,500,000                      38.9%


                                        AMOUNT AND NATURE OF      PERCENTAGE OF
NAME AND ADDRESS OF STOCKHOLDER         BENEFICIAL OWNERSHIP      OUTSTANDING SHARES(1)
------------------------------------    ---------------------     ---------------------
Gary Schonwald(5)                                   5,500,000                       5.7%
Reitler Brown & Rosenblatt LLC
800 Third Avenue, 21st Floor
New York, NY 10022

All executive officers and directors               47,160,302                      48.9%
as a group (2 persons)(2)(3)

----------
(1)   Based on 96,473,040 shares issued and outstanding as of October 7, 2004.
(2) Includes (i) 4,660,302 shares owned by CIGI for which Robert Fallah, the Chief Executive Officer of the Company, is also Chief Executive Officer and a shareholder of CIG, and (ii) 37,500,000 shares owned by Global Asset Management, LLC, a Delaware limited liability company, for which Mr. Fallah is Manager and owns 100% of the equity interest in Global Asset Management, LLC.
(3) Includes 384,211 shares owned by CIGI for which Frank Cantatore is a shareholder and has voting and investment power over such shares.
(4) Robert Fallah, Chief Executive Officer of the Company, is Manager and owns 100% of the equity interest in Global Asset Management, LLC.
(5) Includes 500,000 shares owned by Saudry, LLC, a limited liability company, for which Gary Schonwald is the sole officer and member, owning 100% of the equity interest in Saudry, LLC.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            As of March 20, 2003, when the Merger Agreement was signed, the Company had no operating business and engaged in no transactions in which Mr. James Prestiano, our former president, had any direct or indirect material interest. Upon founding and creation of the Company in October 1998, Mr.
Prestiano received 2,000,000 shares of Common Stock, which at such time was without value, for nominal consideration.

            CIGI is advanced and repays amounts regularly with its officers, for, among other things, working capital and product development. These loans are interest free and not anticipated to be repaid in the next year. The balance due to Robert Fallah, CIGI's president, at December 31, 2002 and 2003 was $507,351 and $486,840, respectively.

            On or about April 26, 2003, in connection with the Merger and pursuant to the Assignment and Assumption Agreement and the CIGI Agreement, the Company issued 5,239,238 shares of its common stock to CIGI (of which only 4,660,302 shares are still owned by CIGI) in exchange for all 1,500 shares of common stock of CIGI issued and outstanding. Robert Fallah, the Chief Executive Officer of the Company, is Chief Executive Officer of CIGI and is also a shareholder.

            On August 17, 2004, the Company issued 37,500,000 shares of its Common Stock at a purchase price of $.0001 per share ($3,750.00) to Global Asset Management, LLC, a Delaware limited liability company ("Global") pursuant to a subscription agreement between the Company and Global. Robert Fallah, the Chief Executive Officer of the Company, is Manager of Global and owns 100% of the equity interest in Global.

            On August 17, 2004, the Company issued 5,000,000 shares of its Common Stock at a purchase price of $.0001 per share ($500) to Frank Cantatore, Secretary and a director of the Company pursuant to a subscription agreement between the Company and Frank Cantatore.

ITEM 13.    EXHIBITS.

EXHIBIT     EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
2.1         Agreement  and Plan of Merger,  dated as of March 20,  2003,  by and between  Algiers  Resources,  Inc.,  Algiers  Merger Co. and Command
            International Acquisition Corporation.*

2.2 Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, by and between Command International Acquisition Corporation, Command International Group Inc. and Shareholders of Command International Group Inc. *

2.3         Assignment and Assumption dated as of April 26, 2003, by and between
            Algiers  Resources,   Inc.  and  Command  International  Acquisition
            Corporation.*

3.1         Composite of Certificate of Incorporation, as amended.

3.2         By-Laws.*

4.1 Registration Rights Agreement dated as of March 20, 2003, by and between Algiers Resources, Inc. and James A. Prestiano. *

4.2 Lockup Agreement dated as of March 20, 2003, by and between Algiers Resources, Inc. and James A. Prestiano. *

10.1 Settlement Agreement dated as of May 12, 2004, by and between Staffin International Group, LLC, Command International Corporation, Anne Staffin, Don Staffin and Robert Fallah. *

20.1 Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder. *

20.2 Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. *

21.1        Subsidiaries of Key Command International Corp.

31.1 Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32.2 Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

----------
*Incorporated by Reference. See Exhibit Index.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The aggregate fees billed by our independent auditors, Bagell, Josephs & Company LLC, for each of our last two fiscal years are as follows:

                                                       2003           2002
                                                      -------       -------
            Audit Fees ..........................     $15,000       $15,000

            Audit-Related Fees ..................     $     0       $     0

            Tax Fees ............................     $     0       $     0

            All Other Fees ......................     $     0       $     0


            Prior to the engagement of Bagell, Josephs & Company LLC, our Board of Directors considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Bagell, Josephs & Company LLC be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2004.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm........................1

Consolidated Balance Sheets as of December 31, 2003 and 2002...................2

Consolidated Statements of Operations for the Years Ended
 December 31, 2003 and 2002....................................................3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
 for the Years Ended December 31, 2003 and 2002................................4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2003 and 2002..................................................5-6

Notes to Consolidated Financial Statements..................................7-21

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                            (856) 346-2828 Fax (856)
                                    346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Command International Corporation
(formerly Algiers Resources, Inc.)
Edison, New Jersey

We have audited the accompanying consolidated balance sheet of Command International Corporation (formerly Algiers Resources, Inc.) (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command International Corporation as of December 31, 2003 and 2002 and the results of its operations, changes in stockholders' (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 28, 2004

      MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                  NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                   COMMAND INTERNATIONAL CORPORATION
                                  (FORMERLY ALGIERS RESOURCES, INC.)
                                      CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2003 AND 2002


                                                ASSETS
                                                                                            (Restated)
                                                                               2003            2002
                                                                            -----------    -----------
Current Assets:
  Cash and cash equivalents                                                 $     4,905    $     1,814
  Accounts receivable, net                                                       18,745         95,860
                                                                            -----------    -----------
    Total Current Assets                                                         23,650         97,674
                                                                            -----------    -----------
  Fixed assets, net of depreciation                                                  --         41,977
                                                                            -----------    -----------
Other Assets:
  Net assets from discontinued operations                                            --         41,401
  Intangible assets - goodwill, net of impairment                                    --        782,800
                                                                            -----------    -----------
    Total Other Assets                                                               --        824,201
                                                                            -----------    -----------
TOTAL ASSETS                                                                $    23,650    $   963,852
                                                                            ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - bank                                                       $    23,500    $        --
  Taxes payable                                                                 143,626        143,626
  Deferred revenue                                                                   --         60,023
  Net liabilities from discontinued operations                                      783             --
  Accounts payable and accrued expenses                                         538,208        196,626
                                                                            -----------    -----------
      Total Current Liabilities                                                 706,117        400,275
                                                                            -----------    -----------
Officers loans payable                                                          486,840        507,351
                                                                            -----------    -----------
      TOTAL LIABILITIES                                                       1,192,957        907,626
                                                                            -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares
    issued and outstanding                                                           --             --

  Common stock, $.001 Par Value; 40,000,000 shares authorized
   12,051,976 shares issued and outstanding                                      12,051             --

  Spiderfuel Common stock, $.0001 Par Value; 19,000,000 shares authorized
   16,050,000 shares issued and outstanding at March 31, 2002                        --             --

  CLC Common stock, No Par Value; 2,500 shares authorized
    500 shares issued and outstanding at March 31, 2002                              --             --

  Additional paid-in capital                                                         --             --

  Retained earnings (deficit)                                                (1,181,358)        56,226
                                                                            -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (1,169,307)        56,226
                                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    23,650    $   963,852
                                                                            ===========    ===========


     The accompany notes are an integral part of the consolidated financial statements.

                                                   2

                                   COMMAND INTERNATIONAL CORPORATION
                                  (FORMERLY ALGIERS RESOURCES, INC.)
                                 CONSOLIDATED STATMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                            (RESTATED)
                                                                                2003           2002
                                                                            ------------   ------------
OPERATING REVENUES
  Sales                                                                     $    150,563   $    525,391
                                                                            ------------   ------------

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses                            250,000        343,208
   Production expense                                                                 --          1,505
   Rent                                                                           45,000         81,845
   Travel and automobile expenses                                                     --         33,599
   Telephone                                                                          --         20,805
   Advertising and promotion                                                          --          4,319
   Office and administrative                                                      72,917         12,397
   Insurance                                                                          --          1,896
   Bad debt                                                                       70,427             --
   Professional fees                                                              89,910         29,689
                                                                            ------------   ------------
       TOTAL OPERATING EXPENSES                                                  528,254        529,263
                                                                            ------------   ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                              (377,691)        (3,872)
                                                                            ------------   ------------

OTHER INCOME (EXPENSE)
   Depreciation and amortization                                                 (27,982)       (32,532)
   Impairment of intangible assets                                              (782,800)            --
   (Loss) gain on sale of automobile                                             (13,995)         2,911
   Other income                                                                       --         17,046
   Interest income                                                                    --             28
   Interest expense                                                                 (275)        (1,673)
                                                                            ------------   ------------
       TOTAL OTHER INCOME (EXPENSE)                                             (825,052)       (14,220)
                                                                            ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS                                           (1,202,743)       (18,092)

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)                     (12,544)        74,857
                                                                            ------------   ------------

NET INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                                                          (1,215,287)        56,765
   Provision for Income Taxes                                                         --           (539)
                                                                            ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                               $ (1,215,287)  $     56,226
                                                                            ============   ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Basic and diluted from continuing operations                              $   (0.09980)  $   (0.00150)
                                                                            ============   ============
  Basic and diluted from discontinued operations                            $   (0.00104)  $    0.00621
                                                                            ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                        12,051,976     12,051,976
                                                                            ============   ============

     The accompany notes are an integral part of the consolidated financial statements.


                                                  COMMAND INTERNATIONAL CORPORATION
                                                 (FORMERLY ALGIERS RESOURCES, INC.)
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                 THROUGH THE REVERSE MERGER BETWEEN
                                                        COMMAND AND ALGIERS


                                  PREFERRED STOCK                  COMMON STOCK          ADDITIONAL
                             --------------------------     -------------------------      PAID-IN      ACCUMULATED
DESCRIPTION                    SHARES          AMOUNT          SHARES        AMOUNT        CAPITAL        DEFICITS        TOTAL
--------------------------   -----------    -----------     ----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001            --    $        --      2,545,000    $     2,545    $    44,868    $   (54,945)   $    (7,532)

Net loss for the year                                                                                          (814)          (814)
                             -----------    -----------     ----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002            --             --      2,545,000          2,545         44,868        (55,759)        (8,346)

Net income through merger             --             --             --             --             --         (2,201)        (2,201)

Cancellation of shares                --             --     (1,272,500)        (1,273)         1,273             --             --

Adjustment due to
   recapitalization                   --             --         51,000             51        (57,960)        57,960             51

Adjustment due to
  recapitalization                    --             --             --             --             --         56,226         56,226

Shares issued in
 connection with merger
   to acquire Algiers                 --             --     10,478,476         10,478        (10,478)            --             --

Issuance of 250,000
  shares (144 stock)                  --             --        250,000            250             --             --            250

Adjustment due to
 recapitalization
    between CIC and CIGI              --             --             --             --         22,297        (22,297)            --

Net loss for the year                 --             --             --             --             --     (1,215,287)    (1,215,287)
                             -----------    -----------     ----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003            --    $        --     12,051,976    $    12,051    $        --    $(1,181,358)   $(1,169,307)
                             ===========    ===========     ==========    ===========    ===========    ===========    ===========


                         The accompany notes are an integral part of the consolidated financial statements.

                                                                  4


                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                            (RESTATED)
                                                               2003            2002
                                                            -----------    -----------
CASH FLOW FROM OPERATING ACTIVITES
   Net income (loss)                                        $(1,215,287)   $    56,226
                                                            -----------    -----------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities

     Depreciation and amortization                               27,982         32,532
     Loss from discontinued operations                           12,544         74,857
     Net cash provided by discontinued operations                29,640        (96,821)
     Provision for bad debt                                      70,427
     (Gain) loss on sale of automobile                           13,995         (2,911)
     (Gain) on purchase                                              --       (122,816)
     Common stock issued for services                               250             --
     Impairment of intangible assets                            782,800             --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                            6,688        (23,785)
     Increase (decrease) in deferred revenue                    (60,023)        29,512
     Inecrease (decrease) in accounts payable and
       accrued expenses                                         331,086        (17,658)
                                                            -----------    -----------
     Total adjustments                                        1,215,389       (127,090)
                                                            -----------    -----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            102        (70,864)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                     (20,511)       (23,775)
    Proceeds from line of credit, net                            23,500         30,000
                                                            -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,989          6,225
                                                            -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                     3,091        (64,639)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                           1,814         66,453
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $     4,905    $     1,814
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $       275    $     2,733
                                                            ===========    ===========



     The accompany notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                (RESTATED)
                                                                   2003            2002
                                                                -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Net effect of asset acquisition between Spiderfuel and CIC
       Common stock                                             $        --    $    (1,605)
       Additional paid in capital                                        --     (1,802,324)
       Deficit                                                           --      2,293,929
       Note payable                                                      --       (240,000)
       Other loans payable                                               --       (250,000)
                                                                -----------    -----------
                                                                $        --    $        --
                                                                ===========    ===========

   Net effect of stock acquisition between CLC and CIGI
       Common stock                                             $        --    $   (25,000)
       Additional paid in capital                                        --       (184,264)
       Deficit                                                           --         81,647
       Fixed assets                                                      --         16,982
       Other receivable                                                  --             93
       Security deposits                                                 --          1,343
       Accounts payable                                                  --        (13,617)
                                                                -----------    -----------
    Extraordinary item - gain on purchase                       $        --    $  (122,816)
                                                                ===========    ===========

   Net effect of stock acquisition between CIC and CIGI
       Common stock                                             $    12,051    $        --
       Additional paid in capital                                        --             --
       Deficit                                                      (22,297)            --
       Accounts payable                                              10,246             --
                                                                -----------    -----------
                                                                $        --    $        --
                                                                ===========    ===========


     The accompany notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1  -   ORGANIZATION AND BASIS OF PRESENTATION

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 1  -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

            On August 17, 2004, the Company issued 85,000,000 shares of common stock to five investors for cash of $8,500.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of CIC and CLC. All significant inter-company accounts and transactions have been eliminated in the consolidation. CLC was disposed of in May 2004 and its' operations are reflected as discontinued operations in the consolidated statements of operations for the year ended December 31, 2003 and 2002 in accordance with FASB 144. All significant inter-company transactions and balances have been eliminated in consolidation.

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

            Machinery and equipment                                 3-5 Years
            Furniture and fixtures                                  5-7 Years
            Automobile                                                5 Years

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                             (RESTATED)
                                             DECEMBER 31,    DECEMBER 31,
                                                 2003            2002
                                             ------------    ------------

            Net Income (Loss)                ($ 1,215,287)   $     56,226
                                             ------------    ------------

            Weighted-average common shares
             outstanding (Basic)               12,051,976      12,051,976
            Weighted-average common stock
             equivalents:
            Stock options                              --              --
            Warrants                                   --              --
                                             ------------    ------------
            Weighted-average common shares
             outstanding (Diluted)             12,051,976      12,051,976
                                             ============    ============

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            ADVERTISING

            Costs of advertising and promotion are expensed as incurred. Advertising costs were $0 and $7,807 for the years ended December 31, 2003 and 2002.

            ACCOUNTS RECEIVABLE

            CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At December 31, 2003 and 2002, the allowance for doubtful accounts was $0 and $54,198, respectively.

            DEFERRED REVENUE

            Deferred revenue represents the portion of the contracts that will be realized in the subsequent reporting period. Deferred revenue at December 31, 2003 and 2002 was $0 and $60,023, respectively.

            INTANGIBLE ASSETS

            Intangible assets were stated at cost. Amortization was computed using the straight-line method over fifteen years. Amortization expense for the year ended December 31, 2001 was $75,000.
            Additionally, in 2001, Spiderfuel determined that the intangible assets that were acquired have been impaired according to FASB 142, "Goodwill and Other Intangible Assets". Originally, the intangible assets were recorded by management at $2 per share for the 750,000 shares given to The Strategy Factory, Inc. (See Note 11). After one full year of operations, Spiderfuel impaired the remaining unamortized balance to just over $1 per share at $782,800. As such, Spiderfuel recorded a one-time charge to operations in the amount of $608,870 as impairment of intangible assets in 2001. Management has impaired the remainder of this balance during the year ended December 31, 2003. As such, $782,800 is reflected as impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2003.

            GOODWILL

            In connection with the Asset Purchase Agreement between Spiderfuel and CIC on May 22, 2002 the fair value of the assets acquired approximated the fair value of the liabilities assumed by CIC. Therefore, no goodwill was recorded in the transaction. This transaction did impact the consolidated financial statements for the year ended December 31, 2002.

            In connection with the Stock Purchase Agreement between CLC and CIG on May 29, 2002, the fair value of the assets acquired and liabilities assumed by CIGI resulted in a negative goodwill amount of $141,234. After applying the negative goodwill amount to fixed assets ($16,982), other receivables ($93), and security deposits

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            GOODWILL (CONTINUED)

            ($1,343), the net effect was an extraordinary item for the gain on purchase of $122,816, which is reflected in the consolidated statements of operations in 2002. This transaction did impact the consolidated financial statements for the year ended December 31, 2002.

            In connection with the Stock Purchase Agreement between CIC and CIGI on June 3, 2002, virtually no change in value occurred due to the transactions being only two weeks apart, with the fair values unchanged, and the stock issued to CIC was for the identical number of shares and par value. Therefore, no goodwill was recorded. This transaction did impact the consolidated financial statements for the year ended December 31, 2002.

            STOCK-BASED COMPENSATION

            Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148").

            The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

            The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS

            On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount.

            SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 did have an impact on the Company's results of operations or financial position.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 4, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

            Also, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the Company's results of operations or financial position.

            In June 2003, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS 146. The adoption of SFAS 146 did have an impact on the Company's results of operations or financial position.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

            The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 did not have a significant impact on the Company's results of operations or financial position.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant impact on the Company's results of operations or financial position.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

            In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

            In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 3   -  OFFICERS LOANS PAYABLE

            The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at December 31, 2003 and 2002 was $486,840 and $507,351, respectively.

NOTE 4   -  OTHER LOANS PAYABLE

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 5   -  LINE OF CREDIT

            CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at December 31, 2003. As of December 31, 2003, there was $23,500 drawn against this line of credit. The interest expense on the lines of credit were $275 and $1,673 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6   -  NOTES PAYABLE

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

NOTE 7   -  FIXED ASSETS

            Fixed assets consist of the following at December 31, 2003 and 2002:

                                                 2003            2002
                                             ------------    ------------
            Machinery and equipment          $    116,296    $    116,438
            Furniture and fixtures                 48,858          48,858
                                             ------------    ------------
                  Subtotal                        165,154         165,296
            Accumulated depreciation             (165,154)       (123,319)
                                             ------------    ------------
                   Total                     $          0    $     41,977
                                             ============    ============

            Depreciation expense was $27,982 and $32,532 for the years ended December 31, 2003 and 2002. In May 2002, when CLC was acquired by CIGI, the fair value of the net assets acquired was greater than the amount paid by CIGI creating a negative goodwill amount. As required by accounting principles generally accepted in the United States of America, the negative goodwill amount must first be applied against fixed assets and other assets prior to be recognized as an extraordinary item. As such, the net fixed assets amount on CLC's books of $16,982 was written off during the quarter ended June 30, 2002. Additionally, there was a gain on the sale of an automobile in 2002 prior to the acquisition of CLC by CIGI of $2,911 in the quarter ended June 30, 2002.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 8   -  COMMITMENTS AND CONTINGENCIES

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

            In addition to the office rental lease, Spiderfuel has entered into other agreements with a term of one year or month-to-month terms, which are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals for CIC due at December 31, 2003.

            CLC entered into a lease agreement for office space in Edison, New Jersey that expired at the end of 2001. CLC paid $3,863 per month. In addition to the rent, CLC paid an initial security deposit of $1,343, which was subsequently adjusted for by the negative goodwill at the time of the Stock Purchase Agreement between CLC and CIGI on May 29, 2002. The lease has been extended for another few years.

            In addition to the office rental lease, CLC has entered into other agreements with a term not exceeding one-year that are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at December 31, 2003.

NOTE 9   -  INCOME TAXES

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9   -  INCOME TAXES (CONTINUED)

            At December 31, 2003, deferred tax assets consist of the following:



            Net operating loss carryforwards                 $    413,500
            Less:  valuation allowance                           (413,500)
                                                             ------------
                                                             $        -0-
                                                             ============

            At December 31, 2003, the Company had an accumulated deficit in the approximate amount of $1,181,358, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            The provision for income taxes at December 31, 2002 consisted of the following:

            State tax expense                                $        539
                                                             ============


NOTE 10  -  STOCKHOLDERS' EQUITY (DEFICIT)

            COMMON STOCK

            The Company is authorized to issue up to 40,000,000 shares of common stock, $0.001 par value per share (See Note 18). Prior to the Merger, 2,596,000 shares (includes 51,000 issuable pursuant to outstanding warrants) of common stock were issued and outstanding. At the closing of the Merger, 1,272,500 shares of common stock were cancelled and an aggregate of 10,478,476 shares of common stock were issued in connection with the Merger. Accordingly, following the Merger, an aggregate of 11,801,976 shares of common stock of the Company were issued and outstanding.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11  -  INTANGIBLE ASSETS

            In December 2000, Spiderfuel acquired The Strategy Factory, Inc., a Texas software development corporation for $1,500,000. In consideration of the assets acquired, Spiderfuel issued 750,000 shares of its common stock to the former stockholders of The Strategy Factory, Inc. At December 31, 2001, Spiderfuel's management determined that the unamortized amount of the intangible assets was impaired in accordance with FASB 142, and $608,870 of the unamortized balance of the intellectual property was charged to expense. The balance of $782,800 remained until a further impairment loss of $782,800 during 2003 brought the intangible asset balance down to $0. Management of the Company does not believe that there is any value left to the software development.

NOTE 12  -  ASSET PURCHASE AGREEMENT - SPIDERFUEL

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

NOTE 13  -  STOCK PURCHASE AGREEMENT - CLC

            On May 29, 2002, CLC entered into a Stock Purchase Agreement with CIGI, whereby CIGI acquired all of the capital stock of CIGI in exchange for shares of common stock of CIGI. Pursuant to such agreement, CIGI acquired all the rights, title and interest in and to the the various products and properties owned by CLC. At the time of this transaction, it was determined that the fair value of the net assets of CLC was greater than the amount paid by CIGI, and therefore, a negative goodwill amount was generated. As such, according to accounting principles generally accepted in the United States of America, CLC initially applied this amount against fixed assets, other receivables and security deposits, and the balance was then reflected as an extraordinary item for the gain on the purchase.

NOTE 14  -  STOCK PURCHASE AGREEMENT - COMMAND INTERNET

            On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI. Pursuant to such agreement, CIC exchanged all its issued and outstanding stock for shares of CIGI, and therefore, became a wholly
            - owned subsidiary of CIGI. Due to only a two week lapse between CIC`s acquisition of Spiderfuel and CIGI's acquisition of CIC, the fair value of CIC did not significantly change, and therefore, the transaction netted on goodwill as the fair value was considered identical to the acquisition price.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 15  -  GOING CONCERN

            As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management of the Company believes that they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company. The losses sustained in the year ended December 31, 2003, are primarily from the result of one-time impairment charges, and the reserve of accounts receivable.

            The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16  -  DISPOSAL OF BUSINESS

            In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                                             DECEMBER 31,    DECEMBER 31,
                                                 2003            2002
                                             ------------    ------------
            Revenues                         $    575,326    $    350,834
                                             ============    ============

            Income (loss) before
             income taxes                    $    (12,079)   $     88,033

            Provision for taxes                       465          13,176
                                             ------------    ------------

            Net income (loss)                $    (12,544)   $     74,857
                                             ============    ============

            Net (loss) per share             $    (.00104)   $     .00621
                                             ============    ============

            Diluted income (loss) per share  $    (.00104)   $     .00621
                                             ============    ============

NOTE 17  -  RESTATEMENT OF FINANCIAL STATEMENTS

            Included in net assets/liabilities from discontinued operations at December 31, 2003 and December 31, 2002, are the net assets/liabilities of CLC at those balance sheet dates. These assets/liabilities include cash, accounts receivable, accounts payable for 2003 and a note payable to a bank in 2002. The income
            (loss) from discontinued operations was recorded in the consolidated statements of operations in accordance with the provisions of SFAS 144.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 18  -  SUBSEQUENT EVENT

            On May 12, 2004, the Company sold to the Staffin Group International, LLC 100 shares of its wholly-owned subsidiary, CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578,936 shares of the Company, representing 100% of its ownership in the Company.

            On July 6, 2004, the Company amended its Articles of Incorporation and increased the authorized number of its common stock from 40,000,000 to 100,000,000 and changed the par value per share from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

            On August 17, 2004, the Company issued 85,000,000 shares of common stock to five investors for cash of $8,500.

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005                                  Key Command International Corp.


                                                 By: /s/ Robert Fallah
                                                    ----------------------------
                                                    Robert Fallah
                                                    Chief Executive Officer
                                                    (Principal


            In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Fallah           Chief Executive Officer,              March 16, 2005
------------------------    Chief Financial Officer and
Robert Fallah               Director
                           (Principal Executive Officer
                            and Principal Financial Officer)


/s/ Frank Cantatore         Director                              March 16, 2005
------------------------
Frank Cantatore

                         KEY COMMAND INTERNATIONAL CORP.

                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                  EXHIBIT INDEX

EXHIBIT     EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of March 20, 2003, by and between Algiers Resources, Inc., Algiers Merger Co. and Command International Acquisition Corporation. (Incorporated by reference to
            Exhibit 2.1 to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003; filed with the SEC on April 15,
            2003).

2.2 Plan and Agreement of Reorganization dated as of July 1, 2002, as amended as of February 24, 2003, by and between Command International Acquisition Corporation, Command International Group Inc. and Shareholders of Command International Group Inc. (Incorporated by reference to Exhibit 2.2 to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003; filed with the SEC on April 15, 2003).

2.3 Assignment and Assumption dated as of April 26, 2003, by and between Algiers Resources, Inc. and Command International Acquisition
            Corporation. (Incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K, filed with the SEC on May 12, 2003).

3.1         Composite of Certificate of Incorporation, as amended.

3.2         By-Laws.   (Incorporated  by  reference  to  Exhibit  3(ii)  to  the
            registrant's Form 10-KSB40 for its fiscal year ended December 31, 1999, filed with the SEC on April 4, 2000).

4.1 Registration Rights Agreement dated as of March 20, 2003, by and between Algiers Resources, Inc. and James A. Prestiano. (Incorporated by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003; filed with the SEC on April 15, 2003).

4.2 Lockup Agreement dated as of March 20, 2003, by and between Algiers Resources, Inc. and James A. Prestiano. (Incorporated by reference to Exhibit 20.3 to the registrant's Current Report on Form 8-K, filed with the SEC on May 12, 2003).

10.1 Settlement Agreement dated as of May 12, 2004, by and between Staffin International Group, LLC, Command International Corporation, Anne Staffin, Don Staffin and Robert Fallah. (Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2004).

20.1 Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder. (Filed with the SEC on April 1, 2003 and incorporated by reference herein).

20.2 Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. (Filed with the SEC on July 19, 2004 and incorporated by reference herein).

21.2        Subsidiaries of Key Command International Corp.

31.1 Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32.2 Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.