Form 10QSB
period 2004-03-31
KEY COMMAND INTERNATIONAL CORP
filed 2005-03-22
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: MARCH 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 000-26627

                        KEY COMMAND INTERNATIONAL CORP.
              (Exact name of small business issuer as specified in
                                  its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [ X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 96,473,040 shares of the registrant's common stock, par value $.0001 per share, outstanding as of October 7, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                   - INDEX -


                                                                         Page(s)

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet
        as of March 31, 2004 (Unaudited)                                    F-1

        Condensed Consolidated Statements of Operations
        for the Three Months Ended March 31, 2004 and 2003 (Unaudited)      F-2

        Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 2004 and 2003 (Unaudited)      F-3

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                        F-5 - F-19

Item 2. Management's Discussion and Analysis or Plan of Operation            1

Item 3. Controls and Procedures                                              4


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                    5

Item 6. Exhibits and Reports on Form 8-K.                                    5

Signature Page                                                               6

Exhibit 31.1

Exhibit 32.1

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)



INDEX TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



      Condensed Consolidated Balance Sheet as of March 31, 2004            F-1

      Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2004 and 2003                        F-2

      Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2004 and 2003                        F-3

      Notes to Condensed Consolidated Financial Statements                 F-4

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (UNAUDITED)


                                     ASSETS



Current Assets:
  Cash and cash equivalents                                        $     2,337
  Accounts receivable, net                                              11,313
  Net assets from discontinued operations                                3,921
                                                                   -----------

TOTAL ASSETS                                                       $    17,571
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Taxes payable                                                        143,626
  Accounts payable and accrued expenses                                538,207
                                                                   -----------

      Total Current Liabilities                                        681,833
                                                                   -----------

Officers loans payable                                                 486,840
                                                                   -----------

      TOTAL LIABILITIES                                              1,168,673
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    0 shares issued and outstanding                                         --
  Common stock, $.001 Par Value; 40,000,000 shares authorized
   12,051,976 shares issued and outstanding                             12,051
  Additional paid-in capital                                                --
  Retained earnings (deficit)                                       (1,163,153)
                                                                   -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (1,151,102)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    17,571
                                                                   ===========

   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                               (RESTATED)
                                                                   2004           2003
                                                               ------------   ------------
OPERATING REVENUES
  Sales                                                        $     15,589   $     27,963
                                                               ------------   ------------

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses                    --         62,500
   Office and administrative                                          7,626         30,870
                                                               ------------   ------------
       TOTAL OPERATING EXPENSES                                       7,626         93,370
                                                               ------------   ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                           7,963        (65,407)
                                                               ------------   ------------

OTHER INCOME (EXPENSE)
   Depreciation and amortization                                         --         (6,996)
                                                               ------------   ------------
       TOTAL OTHER INCOME (EXPENSE)                                      --         (6,996)
                                                               ------------   ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   7,963        (72,403)
   Provision for Income Taxes                                            --             --
                                                               ------------   ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                          7,963        (72,403)

DISCONTINUED OPERATIONS
   Income from discontinued operations (net of income taxes)         10,242         48,178
                                                               ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $     18,205   $    (24,225)
                                                               ============   ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

  Basic and diluted from continuing operations                 $    0.00151   $   (0.00201)
                                                               ============   ============
  Basic and diluted from discontinued operations               $    0.00085   $    0.00400
                                                               ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           12,051,976     12,051,976
                                                               ============   ============

   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                      (RESTATED)
                                                            2004         2003
                                                           --------    --------

CASH FLOW FROM OPERATING ACTIVITES
   Net income (loss)                                       $ 18,205    $(24,225)
                                                           --------    --------
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

     Depreciation and amortization                               --       6,996
     (Income) from discontinued operations                  (10,242)    (48,178)
     Net cash provided by discontinued operations             5,538       9,560

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                        7,431       9,346
     (Decrease) in deferred revenue                              --      (3,738)
     Increase in accounts payable and
       accrued expenses                                          --      65,134
                                                           --------    --------
     Total adjustments                                        2,727      39,120
                                                           --------    --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES               20,932      14,895
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                      --     (14,011)
    Repayment of line of credit, net                        (23,500)         --
                                                           --------    --------

       NET CASH (USED IN) FINANCING ACTIVITIES              (23,500)    (14,011)
                                                           --------    --------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                (2,568)        884

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                       4,905       1,814
                                                           --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  2,337    $  2,698
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                       $     --    $     --
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

Net effect of stock acquisition between CIC and CIGI
    Common stock                                           $ 12,051    $     --
    Additional paid in capital                                   --          --
    Deficit                                                 (22,297)         --
    Accounts payable                                         10,246          --
                                                           --------    --------

                                                           $     --    $     --
                                                           ========    ========


   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                     (RESTATED)
                                                             2004       2003
                                                           --------   --------

CASH FLOW FROM OPERATING ACTIVITES
   Net income (loss)                                       $ 18,205    $(24,225)
                                                           --------    --------
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

     Depreciation and amortization                               --       6,996
     (Income) from discontinued operations                  (10,242)    (48,178)
     Net cash provided by discontinued operations             5,538       9,560

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                        7,431       9,346
     (Decrease) in deferred revenue                              --      (3,738)
     Increase in accounts payable and
       accrued expenses                                          --      65,134
                                                           --------    --------
     Total adjustments                                        2,727      39,120
                                                           --------    --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES               20,932      14,895
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                      --     (14,011)
    Repayment of line of credit, net                        (23,500)         --
                                                           --------    --------

       NET CASH (USED IN) FINANCING ACTIVITIES              (23,500)    (14,011)
                                                           --------    --------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                (2,568)        884

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                       4,905       1,814
                                                           --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  2,337    $  2,698
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                       $     --    $     --
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:


   Net effect of stock acquisition between CIC and CIGI
       Common stock                                        $ 12,051    $     --
       Additional paid in capital                                --          --
       Deficit                                              (22,297)         --
       Accounts payable                                      10,246          --
                                                           --------    --------

                                                           $     --    $     --
                                                           ========    ========

   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The condensed consolidated unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements of the Company and the accompanying notes thereto. While management of the Company believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

            On May 21, 2002, Command Internet Corp. ("CIC") was formed. On May 22, 2002, CIC entered into an Asset Purchase Agreement with Spiderfuel, whereby CIC acquired all of the assets, and assumed a portion of the liabilities, of Spiderfuel, in exchange for 1,334 shares of common stock of CIC (See Note 9). For purposes of these financial statements, CIC is synonymous with Spiderfuel post-merger.

            On May 29, 2002, CLC entered into a Stock Purchase Agreement with Command International Group, Inc. ("CIGI"), whereby CIGI acquired all of the capital stock of CLC in exchange for 165 shares of common stock of CIGI; and therefore, CLC became a wholly-owned subsidiary of CIGI (See Note 10).

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI, whereby CIGI acquired all of the capital stock of CIC; and therefore, CIC became a wholly-owned subsidiary of CIGI (See Note
            11).

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

            On May 12, 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly-owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578,936 shares of the Company representing 100% of its ownership in the Company.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


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

            Machinery and equipment             3-5 Years
            Furniture and fixtures              5-7 Years
            Automobile                            5 Years

            Depreciation expense was $0 and $6,996 for the three months ended March 31, 2004 and 2003, respectively.

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     (Restated)
                                                  March 31,           March 31,
                                                    2004                2003
                                                    ----                ----

            Net Income (Loss)                    $   18,205         $   (24,225)
                                                 ==========         ===========

            Weighted-average common shares
              outstanding (Basic)                12,051,976          12,051,976

            Weighted-average common stock
             equivalents:
              Stock options                              --                  --
              Warrants                                   --                  --
                                                -----------         -----------

            Weighted-average common shares
              outstanding (Diluted)              12,051,976          12,051,976
                                                ===========         ===========

            ADVERTISING

            Costs of advertising and promotion are expensed as incurred. Advertising costs were $0 for the three months ended March 31, 2004 and 2003.

            ACCOUNTS RECEIVABLE

            CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At March 31, 2004, there was no allowance for doubtful accounts.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            INTANGIBLE ASSETS

            Intangible assets were stated at cost. Amortization was computed using the straight-line method over fifteen years. Amortization expense for the year ended December 31, 2001 was $75,000.
            Additionally, in 2001, Spiderfuel determined that the intangible assets that were acquired have been impaired according to FASB 142, "Goodwill and Other Intangible Assets". Originally, the intangible assets were recorded by management at $2 per share for the 750,000 shares given to The Strategy Factory, Inc. (See Note 8). After one full year of operations, Spiderfuel, impaired the remaining unamortized balance to just over $1 per share at $782,800. As such, Spiderfuel recorded a one-time charge to operations in the amount of $608,870 as impairment of intangible assets in 2001. Management has impaired the remainder of this balance during the year ended December 31, 2003.

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

            In connection with the Stock Purchase Agreement between CIC and CIG on June 3, 2002, virtually no change in value occurred due to the transactions being only two weeks apart, with the fair values unchanged, and the stock issued to CIC was for the identical number of shares and par value. Therefore, no goodwill was recorded. This transaction did impact the consolidated financial statements for the year ended December 31, 2002.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


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

NOTE 3 -     OFFICERS LOANS PAYABLE

            The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balance due such officer at March 31, 2004 was $486,840.

NOTE 4 -    LINE OF CREDIT

            CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at March 31, 2004. As of March 31, 2004, there was no balance outstanding. The interest expense on the lines of credit was $0 for the three months ended March 31, 2004 and 2003, respectively.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 5-     COMMITMENTS AND CONTINGENCIES

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

            In addition to the office rental lease, Spiderfuel has entered into other agreements with a term of one year or month-to-month terms, which are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals for CIC due at March 31, 2004.

            CLC entered into a lease agreement for office space in Edison, New Jersey that expired at the end of 2001. CLC paid $3,863 per month. In addition to the rent, CLC paid an initial security deposit of $1,343, which was subsequently adjusted for by the negative goodwill at the time of the Stock Purchase Agreement between CLC CIGI on May 29, 2002. The lease has been extended for another few years.

            In addition to the office rental lease, CLC has entered into other agreements with a term not exceeding one-year that are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at March 31, 2004.

NOTE 6-     INCOME TAXES

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 6-     INCOME TAXES (CONTINUED)

            At March 31, 2004, deferred tax assets consist of the following:


            Net operating loss carryforwards        $  407,100
            Less:  valuation allowance                 (407,100)
                                                    -----------
                                                    $    -0-
                                                    ===========

            At March 31, 2004, the Company had deficits accumulated in the approximate amount of $1,163,153 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7-     STOCKHOLDERS' EQUITY (DEFICIT)

            COMMON STOCK

            The Company is authorized to issue up to 40,000,000 shares of common stock, $0.001 par value per share (See Note 15). Prior to the Merger, 2,596,000 shares (includes 51,000 issuable pursuant to outstanding warrants) of common stock were issued and outstanding. At the closing of the Merger, 1,272,500 shares of common stock were cancelled and an aggregate of 10,478,476 shares of common stock were issued in connection with the Merger. Accordingly, following the Merger, an aggregate of 11,801,976 shares of common stock of the Company were issued and outstanding.

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

NOTE 8-     INTANGIBLE ASSETS

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

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 9-     ASSET PURCHASE AGREEMENT - SPIDERFUEL

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

NOTE 10-    STOCK PURCHASE AGREEMENT - CLC

On May 29, 2002, CLC entered into a Stock Purchase CIGI, whereby CIGI acquired all of the capital stock of CIGI in exchange for shares of common stock of CIGI. Pursuant to such agreement, CIGI acquired all the rights, title and interest in and to the the various products and properties owned by CLC. At the time of this transaction, it was determined that the fair value of the net assets of CLC was greater than the amount paid by CIGI, and therefore, a negative goodwill amount was generated. As such, according to accounting principles generally accepted in the United States of America, CLC initially applied this amount against fixed assets, other receivables and security deposits, and the balance was then reflected as an extraordinary item for the gain on the purchase.

NOTE 11-    STOCK PURCHASE AGREEMENT - COMMAND INTERNET

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

NOTE 12-    GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses through March 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


NOTE 12-    GOING CONCERN (CONTINUED)

            Management of the Company believes that they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company. The losses sustained in the periods ended, are primarily from the result of one-time impairment charges, and the reserve of accounts receivable.

            The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties


NOTE 13-    DISPOSAL OF BUSINESS

            In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                March 31,             March 31,
                                                  2004                  2003

            Revenues                          $  24,892              $ 180,016
                                              =========              =========

            Income before income taxes        $  10,532              $  48,472

            Provision for taxes                     290                    485
                                              ---------              ---------

            Net income                        $  10,242              $  48,178
                                              =========              =========

            Net income per share              $  .00085              $  .00400
                                              =========              =========

            Diluted income per share          $  .00085              $  .00400
                                              =========              =========



NOTE 14-    RESTATEMENT OF FINANCIAL STATEMENTS

            Included in net assets/liabilities from discontinued operations at March 31, 2004 are the net assets/liabilities of CLC. These assets/liabilities include cash, accounts receivable, accounts payable and a note payable to a bank. The income from discontinued operations for the three months ended March 31, 2004 and 2003 were recorded in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144.

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            MARCH 31, 2004 AND 2003


 NOTE 15-   SUBSEQUENT EVENT

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

On May 12, 2004, the Company entered into a Settlement Agreement (the "Staffin Settlement") with Staffin Group International, LLC, formerly known as Command International Group, LLC ("Staffin") to resolve certain of the disputes under a Stock Purchase Agreement dated March 18, 2002 between the Company and Staffin. Pursuant to the Settlement Agreement, the Company gave to Staffin 100 shares of common stock of CLC held by it, which constituted all of the issued and outstanding capital stock of CLC, in exchange for Staffin's surrender of 578, 936 shares of our common stock held by Staffin.

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

SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 did have an impact on the Company's results of operations or financial position.

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF MARCH 31, 2004 AS COMPARED WITH DECEMBER 31, 2003.

At March 31, 2004, we had a working capital deficit of $664,262, as compared with a deficit of $682,467 at December 31, 2003. The Company had cash on hand of $2,337 at March 31, 2004, as compared with $4,905 at December 31, 2003. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at March 31, 2004.

We have funded the business primarily through net income from continuing operations totaling $7,963 at March 31, 2004. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 85 million shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $538,208 of accounts payable and accrued expenses at December 31, 2003 which remained the same at March 31, 2004. These payables relate mainly to the operations of CIC which totaled $448,294.

At March 31, 2004, the Company had a retained earnings (deficit) of ($1,163,153) as compared with $1,181,358 at December 31, 2003.

For the three-months ended March 31 2004 ("Fiscal 2004 Period") the Company had net cash provided by operating activities of $20,932, as compared with net cash provide by operating activities of $14,895 for the three-months ended March 31, 2003 ("Fiscal 2003 Period"). The net cash provided by operations resulted primarily from a net income of $18,205 for the Fiscal 2003 Period offset by a gain on the discontinuance of operations of $10,242. This is compared to the net loss of $24,225 in the Fiscal 2003 Period and income from discontinued operations of $48,178 plus an increase in accounts payable and accrued expenses of $65,134.

The Company had net cash used in financing activities of $23,500 during the Fiscal 2004 Period, as compared with net cash used in financing activities of $14,011 during the Fiscal 2003 Period. During the Fiscal 2004 Period, the Company repaid the bank line of credit, while during the Fiscal 2003 Period it repaid the officer loan.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2004 AS COMPARED WITH THE THREE-MONTHS ENDED MARCH 31, 2003.

Sales in the Fiscal 2004 Period were $15,589 as compared with $27,963 in the Fiscal 2003 Period. Sales of enhancements and upgrades to existing installed systems to a loyal ERP customer base in Fiscal 2003 decreased in Fiscal 2004 as a result of the Company not having sufficient working capital to support its operations. There were no salaries for the three-months ended March 31, 2004 compared with $62,500 during the Fiscal Period 2003 as a result of the sale of CLC.

Office and administrative expenses were $7,626 for the Fiscal 2004 Period as compared with $30,870 for the Fiscal Period 2003 as result of the sale of the operating company during the Fiscal 2004 Period.

The Company had income from discontinued operations in the Fiscal 2004 Period of $10,242 compared to $48,178 in the Fiscal 2003 Period primarily resulting from a timing difference on the sale of CLC.


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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended March 31, 2004.

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

      None.

                                   SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KEY COMMAND INTERNATIONAL CORP.


Date:  March 16, 2005                  BY: /s/ Robert Fallah
                                          ---------------------------------
                                          Robert Fallah, Chief Executive Officer
                                          and Chief Financial Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer