Form 10QSB
period 2004-06-30
KEY COMMAND INTERNATIONAL CORP
filed 2005-03-22
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-26627

                       KEY COMMAND INTERNATIONAL CORP.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 DELAWARE                             13-4031359
       ------------------------------                -------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)

                       C/O VERTICAL CAPITAL PARTNERS, INC.
                               488 MADISON AVENUE
                               NEW YORK, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 446-0006
                           -------------------------
                          (Issuer's telephone number)

                        COMMAND INTERNATIONAL CORPORATION
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 96,473,040 shares of the registrant's common stock, par value $.0001 per share, outstanding as of October 7, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                    - INDEX -

                                                                         Page(s)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         June 30, 2004 (Unaudited)                                           F-1

         Condensed Consolidated Statements of Operations for the
         Six and Three Months Ended June 30, 2004 and 2003(Unaudited)        F-2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2004 and 2003 (Unaudited)                 F-3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation             1

Item 3.  Controls and Procedures                                               5


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6

Item 6.  Exhibits and Reports on Form 8-K.                                     6

Signature Page                                                                 7

Exhibit 31.1

Exhibit 32.1

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)

         INDEX TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Condensed Consolidated Balance Sheet as of June 30, 2004            F-1

         Condensed Consolidated Statements of Operations for the Six
          and Three Months Ended June 30, 2004 and 2003                      F-2

         Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2004 and 2003                            F-3

         Notes to Condensed Consolidated Financial Statements                F-5

                       COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (UNAUDITED)

                                     ASSETS


Current Assets:
  Cash and cash equivalents                                        $     3,334
  Accounts receivable, net                                               9,633
                                                                   -----------

TOTAL ASSETS                                                       $    12,967
                                                                   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Taxes payable                                                    $   143,626
  Accounts payable and accrued expenses                                538,208
                                                                   -----------

      Total Current Liabilities                                        681,834
                                                                   -----------

Officers loans payable                                                 486,840
                                                                   -----------

      TOTAL LIABILITIES                                              1,168,674
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                              --
  Common stock, $.001 Par Value; 40,000,000 shares authorized
   12,051,976 shares issued and outstanding                             12,051
  Additional paid-in capital                                                --
  Retained earnings (deficit)                                       (1,167,758)
                                                                   -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (1,155,707)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    12,967
                                                                   ===========

The accompanying notes are an integral part of the consolidated financial statements.


                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                                                                      (RESTATED)
                                                                     SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                    2004          2003             2004           2003
                                                                -------------  ------------    --------------  ------------
OPERATING REVENUES
  Sales                                                        $     15,589    $     44,538              --   $     16,575
                                                               ------------    ------------    ------------   ------------

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses                    --         125,000              --         62,500
   Office and administrative                                          8,310          32,065             684          1,195
                                                               ------------    ------------    ------------   ------------
       TOTAL OPERATING EXPENSES                                       8,310         157,065             684         63,695
                                                               ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                           7,279        (112,527)           (684)       (47,120)
                                                               ------------    ------------    ------------   ------------

OTHER INCOME (EXPENSE)
   Depreciation and amortization                                         --         (13,991)             --         (6,995)
                                                               ------------    ------------    ------------   ------------
       TOTAL OTHER INCOME (EXPENSE)                                      --         (13,991)             --         (6,995)
                                                               ------------    ------------    ------------   ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                          7,279        (126,518)           (684)       (54,115)
                                                               ------------    ------------    ------------   ------------

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)          9,699          46,460            (543)        (1,718)
   Loss on disposal of subsidiary                                    (3,378)             --          (3,378)            --
                                                               ------------    ------------    ------------   ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  13,600         (80,058)         (4,605)       (55,833)
   Provision for Income Taxes                                            --              --              --             --
                                                               ------------    ------------    ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $     13,600    $    (80,058)   $     (4,605)  $    (55,833)
                                                               ============    ============    ============   ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

  Basic and diluted from continuing operations                 $    0.00060    $   (0.01050)   $   (0.00006)  $   (0.00449)
                                                               ============    ============    ============   ============
  Basic and diluted from discontinued operations               $    0.00080    $    0.00385    $   (0.00005)  $   (0.00014)
                                                               ============    ============    ============   ============
  Basic and diluted from disposal of subsidiary                $   (0.00028)   $         --    $   (0.00028)  $         --
                                                               ============    ============    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           12,051,976      12,051,976      12,051,976     12,051,976
                                                               ============    ============    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                                  (RESTATED)
                                                       2004          2003
                                                     ---------    ---------

CASH FLOW FROM OPERATING ACTIVITES
   Net income (loss)                                 $  13,600    $ (80,058)
                                                     ---------    ---------
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities

     Depreciation and amortization                          --       13,991
     (Income) from discontinued operations              (9,699)     (46,460)
     Loss on disposal of subsidiary                      3,378           --
     Net cash provided by
      (used in) discontinued operations                  5,538       (4,809)
     Common stock issued for services                       --          250

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in accounts receivable                     9,112       19,761
     (Decrease) in deferred revenue                         --       (3,904)
     Increase in accounts payable and
       accrued expenses                                     --      121,121
                                                     ---------    ---------
     Total adjustments                                   8,329       99,950
                                                     ---------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES          21,929       19,892
                                                     ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITES
    Loans from officer, net                                 --      (18,011)
    Proceeds (repayment) of line of credit, net        (23,500)          --
                                                     ---------    ---------

       NET CASH (USED IN) FINANCING ACTIVITIES         (23,500)     (18,011)
                                                     ---------    ---------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                           (1,571)       1,881

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  4,905        1,814
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $   3,334    $   3,695
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                 $      --    $     470
                                                     =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                     (RESTATED)
                                                            2004        2003
                                                         ----------  ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
   Net effect of stock acquisition between CIC and CIGI
       Common stock                                      $  12,051   $   12,051
       Additional paid in capital                               --           --
       Deficit                                             (22,297)     (22,598)
       Accounts payable                                     10,246       10,547
                                                         ----------  ----------

                                                         $       --  $       --
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2004 AND 2003


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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      On May 12, 2004, the Company sold to the Staffin Group International, LLC ("Staffin") 100 shares of its wholly owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the shares, Staffin surrendered 578, 936 shares of the Company representing 100% of its ownership in the Company.

      On July 6, 2004, the Company amended its Article of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 40,000,000 to 100,000,000 and to change the par value from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

      Depreciation expense was $0 and $13,991 for the six months ended June 30, 2004 and 2003.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                             (Restated)
                                               June 30,       June 30,
                                                 2004           2003
                                             ------------   ------------

Net Income (Loss)                            $     13,600   $    (80,058)
                                             ============   ============

Weighted-average common shares
  outstanding (Basic)                          12,051,976     12,051,976

Weighted-average common stock equivalents:
      Stock options                                    --             --
      Warrants                                         --             --
                                             ------------   ------------

Weighted-average common shares
    outstanding (Diluted)                      12,051,976     12,051,976
                                             ============   ============

      ADVERTISING

      Costs of advertising and promotion are expensed as incurred. Advertising costs were $0 for the six months ended June 30, 2004 and 2003.

      ACCOUNTS RECEIVABLE

      CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At June 30, 2004, there was no allowance for doubtful accounts.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". ("SFAS 150") establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant impact on the Company's results of operations or financial position.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

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

NOTE 3 - OFFICERS LOANS PAYABLE

      The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at June 30, 2004 was $486,840.

NOTE 4 - LINE OF CREDIT

      CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at June 30, 2004. As of June 30, 2004 there was no balance outstanding. The interest expense on the lines of credit was $0 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

      Leases

      Beginning in 2001, Spiderfuel entered into a sublease agreement in Mineola, New York, for approximately $5,000 per month. This sublease agreement was terminated in

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Leases (continued)

      2002, and Spiderfuel's corporate headquarters were relocated to Edison, New Jersey in the offices of CLC simultaneously with the asset acquisition of Spiderfuel by CIC and CIGI's stock acquisition of CIC. All related party rent has been eliminated in the consolidation.

      In addition to the office rental lease, Spiderfuel has entered into other agreements with a term of one year or month-to-month terms, which are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals for CIC due at June 30, 2004.

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

      In addition to the office rental lease, CLC has entered into other agreements with a term not exceeding one-year that are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at June 30, 2004.

NOTE 6 - INCOME TAXES

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

      At June 30, 2004, deferred tax assets consist of the following:


                  Net operating loss carryforwards      $    408,700
                  Less:  valuation allowance                (408,700)
                                                        ------------
                                                        $          0
                                                        ============

      At June 30, 2004, the Company had deficits accumulated in the approximate amount of $1,167,758 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

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

NOTE 8 - INTANGIBLE ASSETS

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

NOTE 9 - ASSET PURCHASE AGREEMENT - SPIDERFUEL

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003

NOTE 10 - STOCK PURCHASE AGREEMENT - CLC

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

NOTE 11 - STOCK PURCHASE AGREEMENT - COMMAND INTERNET

      On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI. Pursuant to this agreement, CIC exchanged all its issued and outstanding stock for shares of CIGI, and thus became a wholly-owned subsidiary of CIGI. Due to only a two week lapse between CIC`s acquisition of Spiderfuel and CIGI's acquisition of CIC, the fair value of CIC did not significantly change, and therefore, the transaction netted on goodwill as the fair value was considered identical to the acquisition price.

NOTE 12 - GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses through June 30, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2004 AND 2003


NOTE 13 - DISPOSAL OF BUSINESS

      In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                             JUNE 30,    JUNE 30,
                               2004       2003
                             --------   --------

Revenues                     $ 25,093   $359,939
                             ========   ========

Income before income taxes   $ 10,369   $ 46,460

Provision for taxes               670          0
                             --------   --------
Net income                   $  9,699   $ 46,460
                             ========   ========

Net income per share         $ .00080   $ .00385
                             ========   ========

Diluted income per share     $ .00080   $ .00385
                             ========   ========

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

      The income (loss) from discontinued operations for the six months ended June 30, 2004 and 2003 were restated to reflect the sale of CLC in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144.

NOTE 15 - SUBSEQUENT EVENT

      On July 6, 2004, the Company amended its Articles of Incorporation and increased the authorized number of its common stock from 40,000,000 to 100,000,000 and changed the par value per share from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

      On August 17, 2004, the Company issued 85,000,000 shares of common stock to five investors for cash of 8,500.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 did have an impact on the Company's results of operations or financial position.

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF JUNE 30, 2004 AS COMPARED WITH DECEMBER 31, 2003.

At June 30, 2004, we had a working capital deficit of $668,867, as compared with a deficit of $682,467 at December 31, 2003. The Company had cash on hand of $3,334 at June 30, 2004, as compared with $4,905 at December 31, 2003. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at June 30, 2004.

We have funded the business primarily through net income from continuing operations totaling $7,279 at June 30, 2004. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 85 million shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $538,208 of accounts payable and accrued expenses at December 31, 2003 which remained the same at June 30, 2004. These payables relate mainly to the operations of CIC which totaled $448,294.

At June 30, 2004, the Company had retained earnings (deficit) of ($1,167,758) as compared with $1,181,358 at December 31, 2003.

For the six -months ended June 30, 2004 ("Fiscal 2004 Period") the Company had net cash provided by operating activities of $8,329, as compared with net cash provide by operating activities of $19,892 for the six-months ended June 30, 2003 ("Fiscal 2003 Period"). The net cash provided by operations resulted from net income of $13,600 for the Fiscal 2003 Period offset by a income on the discontinuance of operations of $9,699, loss on disposal of subsidiary of $3,378, net cash provided by discontinued operations and the collection of the accounts receivable of $9,112. This is compared to the net loss of $80,058 in the Fiscal 2003 Period and income from discontinued operations of $46,460 plus an increase in accounts payable and accrued expenses of $121,121.

The Company had net cash used in financing activities of $23,500 during the Fiscal 2004 Period, as compared with net cash used in financing activities of $18,011 during the Fiscal 2003 Period. During the Fiscal 2004 Period, the Company repaid the bank line of credit, while during the Fiscal 2003 Period it repaid the officer loan.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX AND THREE-MONTHS ENDED JUNE 30, 2004 AS COMPARED WITH THE SIX AND THREE-MONTHS ENDED JUNE 30, 2003.

Sales in the Fiscal 2004 Period for the six and three months ended was $15,589 and zero as compared with $44,538 and $16,575 in the Fiscal 2003 Period. Sales of enhancements and upgrades to existing installed systems to a loyal ERP customer base in the Fiscal 2003 Period decreased in the Fiscal 2004 Period as a result of the Company not having sufficient working capital to support its operations. There were no salaries for the six and three-months ended June 30, 2004 compared with $125,000 and $62,500 during the six and three months ended in the Fiscal Period 2003 as a result of the sale of CLC.

Office and administrative expenses were $8,310 and $684 for the six and three months ended Fiscal 2004 as compared with $32,065 and $1,195 for six and three months ended Fiscal Period 2003 as result of the sale of the operating company during Fiscal 2004.

The Company had income from discontinued operations for the six and three months ended of $9,699 and a loss of $543 in fiscal 2004 compared to income of discontinued operations of $46,460 and a loss of $1,718 in Fiscal 2003 primarily resulting from a timing difference on the sale of CLC.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)    EXHIBITS

Exhibit
Number      Description

31.1* Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32.2* Certification of Robert Fallah, as Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

---------
* Filed with this report

(B)    REPORTS ON FORM 8-K

      A Current Report on Form 8-K dated May 12, 2004 was filed with the Securities and Exchange Commission on May 27, 2004, reporting under Item 2 the settlement between registrant and Staffin Group International, LLC.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KEY COMMAND INTERNATIONAL CORP.

Date:  March 16, 2005               BY:  /s/ Robert Fallah
                                         --------------------------------------
                                         Robert Fallah, Chief Executive Officer
                                         and Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer