Form 10QSB
period 2004-09-30
KEY COMMAND INTERNATIONAL CORP
filed 2005-06-08
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2004

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 96,473,040 shares of the registrant's common stock, par value $.0001 per share, outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         September 30, 2004 (Unaudited)                                      F-1

         Condensed Consolidated Statements of Operations for the
         Nine and Three Months Ended September 30, 2004 and 2003(Unaudited)  F-2

         Condensed Consolidated Statements of Cash Flow for the
         Nine Months Ended September 30, 2004 and 2003 (Unaudited)           F-3

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

Exhibit 31.1

Exhibit 32.1

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)


                                      ASSETS

                                                                        2004
                                                                    -----------

Current Assets:
  Cash and cash equivalents                                         $     3,334
  Accounts receivable, net                                                9,633
                                                                    -----------

TOTAL ASSETS                                                             12,967
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Taxes payable                                                         143,626
  Accounts payable and accrued expenses                                 539,797
                                                                    -----------

      Total Current Liabilities                                         683,423
                                                                    -----------

Officers loans payable                                                  486,840
                                                                    -----------

      TOTAL LIABILITIES                                               1,170,263
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                              --
  Common stock, $.0001 Par Value; 100,000,000 shares
   authorized 96,473,040 shares issued and outstanding                    9,647
  Additional paid-in capital                                             10,904
  Retained earnings (deficit)                                        (1,177,847)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (1,157,296)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    12,967
                                                                    ===========


        The accompanying notes are an integral part of the condensed consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                               (RECLASSED)                     (RECLASSED)
                                                                   2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                                        $     15,589    $    125,119    $         --    $     80,581

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses                    --         187,500              --          62,500
   Office and administrative                                         18,261         201,777          11,225         169,712
                                                               ------------    ------------    ------------    ------------
       TOTAL OPERATING EXPENSES                                      18,261         389,277          11,225         232,212
                                                               ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                   (2,672)       (264,158)        (11,225)       (151,631)

OTHER INCOME (EXPENSE)
   Depreciation and amortization                                         --         (20,987)             --          (6,996)
   Impairment of intangible assets                                       --        (532,800)             --        (532,800)
   Interest expense                                                    (138)            (88)             --             (88)
                                                               ------------    ------------    ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                                    (138)       (553,875)             --        (539,884)
                                                               ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                                  (2,810)       (818,933)        (11,225)       (691,515)
                                                               ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)          9,699          45,631              --            (829)
   Loss on disposal of subsidiary                                    (3,378)             --              --              --
                                                               ------------    ------------    ------------    ------------
         TOTAL DISCONTINUED OPERATIONS                                6,321          45,631              --            (829)
                                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                                 $      3,511    $   (772,402)   $    (11,225)   $   (692,344)
PROVISION FOR INCOME TAXES                                               --            (335)             --            (335)
                                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $      3,511    $   (772,737)   $    (11,225)   $   (692,679)
                                                               ============    ============    ============    ============

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES                 $    0.00014    $    0.07994   $   (0.00021)   $   (0.05747)
                                                               ============    ============    ============    ============

FROM CONTINUING OPERATIONS                                     $   (0.00011)   $   (0.08466)   $   (0.00021)   $   (0.05738)
                                                               ============    ============    ============    ============
FROM DISCONTINUED OPERATIONS                                   $    0.00025    $   (0.00472)   $         --    $   (0.00007)
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           25,701,611       9,662,238      52,704,150      12,051,976
                                                               ============    ============    ============    ============


        The accompanying notes are an integral part of the condensed consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                              RECLASSED
                                                                    2004         2003
                                                                 ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS:
   Net loss                                                      $  (2,810)   $(818,368)
                                                                 ---------    ---------
   ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                      --       20,887
     Common stock issued for provision for bad debt                     --       70,427
     Impairment of intangible asset                                     --      532,800
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                      9,112       (3,089)
     (Increase) in deferred revenue                                     --      (52,622)
     Increase in accounts payable and
       and accrued expenses                                          1,589      252,655
                                                                 ---------    ---------
     Total adjustments                                              10,701      821,058
                                                                 ---------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES -
     CONTINUING OPERATIONS                                           7,891        2,690
                                                                 ---------    ---------

  DISCONTINUED OPERATIONS
     Income from discontinued operations                             6,321       45,631
     Adjustments to Reconcile Net Cash provided by
     discontinued operations                                          (783)       1,475
                                                                 ---------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES -
     DISCONTINUED OPERATIONS                                         5,538       47,106
                                                                 ---------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  13,429    $  49,796
                                                                 ---------    ---------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                              RECLASSED
                                                                    2004         2003
                                                                 ---------    ---------
CASH FLOW FROM FINANCING ACTIVITES
CONTINUING OPERATIONS:
    Proceeds from common stock issuances, net                    $   8,500    $ (14,500)
    Loans from officer, net                                             --      (20,511)
    Payments on line of credit                                     (23,500)          --
                                                                 ---------    ---------
       NET CASH (USED IN) FINANCING ACTIVITIES                     (15,000)     (35,011)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                            (1,571)      14,785

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                              4,905       23,778
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   3,334    $  38,563
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                             $     138    $     930
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                       $      --    $     250
                                                                 =========    =========
       Legal                                                     $      --    $      --
                                                                 =========    =========
       Accrued expenses                                          $      --    $      --
                                                                 =========    =========
       Preferred stock issued for investment                     $      --    $      --
                                                                 =========    =========

   Net effect of stock acquisition between CIC and CIGI
       Common stock                                                     --       12,051
       Additional paid in capital                                       --           --
       Deficit                                                          --      (22,598)
       Accounts payable                                                 --       10,547
                                                                 ---------    ---------
                                                                 $      --    $      --
                                                                 =========    =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

                  On May 21, 2002, Command Internet Corp. ("CIC") was formed. On May 22, 2002, CIC entered into an Asset Purchase Agreement with Spiderfuel, whereby CIC acquired all of the assets, and assumed a portion of the liabilities, of Spiderfuel, in exchange for 1,334 shares of common stock of CIC. For purposes of these financial statements, CIC is synonymous with Spiderfuel post-merger.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On May 29, 2002, CLC entered into a Stock Purchase Agreement with Command International Group, Inc. ("CIGI"), whereby CIGI acquired all of the capital stock of CLC in exchange for 165 shares of common stock of CIGI; and therefore, CLC became a wholly-owned subsidiary of CIGI.

                  On June 3, 2002, CIC entered into a Stock Purchase Agreement with CIGI, whereby CIGI acquired all of the capital stock of CIC; and therefore, CIC became a wholly-owned subsidiary of CIGI.

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

                  In connection with the Merger Agreement and pursuant to the Assignment and Assumption Agreement dated as of March 20, 2003, by and between CIAC and Algiers, CIAC assigned to Algiers all of its right, title and interest, subject to any and all liabilities in connection therewith, to acquire 1,500 shares of common stock of CIGI, constituting all of the issued and outstanding common stock of CIGI, in (a tax-free) exchange for 5,239,238 shares of common stock of Algiers under the CIGI Agreement. In accordance therewith, on April 26, 2003, Algiers deposited in escrow with Snow Becker Krauss P.C., 5,239,238 shares of its common stock for issuance to stockholders of CIGI upon the closing of the CIGI Agreement.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On July 7, 2003, Command International Corporation (f/k/a Algiers Merger Co.) merged with and into Algiers, with Algiers continuing as the surviving entity, and changed its name from Algiers Resources, Inc. to Command International Corporation (the "Company").

                  On May 12, 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly - owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578,936 shares of the Company representing 100% of its ownership in the Company.

                  In July, 2004 the Company changed its name to Key Command International Corp.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Machinery and equipment                3-5 Years
                  Furniture and fixtures                 5-7 Years
                  Automobile                               5 Years

                  Depreciation expense was $0 and $20,987 for the nine months ended September 30, 2004 and 2003, respectively.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     NINE MONTHS ENDED
                                                               --------------------------
                                                               September 30,  September 30,
                                                                   2004           2003
                                                               -----------    -----------
                  Net Income (Loss)                            $     3,511    ($  772,737)
                                                               -----------    -----------

                  Weighted-average common shares
                    outstanding (Basic)                         25,701,611      9,662,238

                  Weighted-average common stock equivalents:
                        Stock options                                   --             --
                        Warrants                                        --             --
                                                               -----------    -----------

                  Weighted-average common shares
                    outstanding (Diluted)                       25,701,611      9,662,238
                                                               ===========    ===========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of March 31, 2005, and no options or warrants have been granted to date.

                  ADVERTISING

                  Costs of advertising and promotion are expensed as incurred. Advertising costs were $0 and $1,637 for the nine months ended September 30, 2004 and 2003.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ACCOUNTS RECEIVABLE

                  CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At September 30, 2004, there was no allowance for doubtful accounts.

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

                  STOCK-BASED COMPENSATION

                  Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued for Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148").

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  STOCK-BASED COMPENSATION (CONTINUED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

                  The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 3 -          OFFICERS LOANS PAYABLE

                  The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at September 30, 2004 is $486,840. There are no terms or stated interest rate on this note.

NOTE 4 -          LINE OF CREDIT

                  CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at September 30, 2004. As of September 30, 2004, there was $0 drawn against this line of credit. The interest expense on the lines of credit were $138 and $930 for the nine months ended September 30, 2004 and 2003, respectively.

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

                  LEASES

                  CLC entered into a lease agreement for office space in Edison, New Jersey that expired at the end of 2001. CLC paid $3,863 per month. In addition to the rent, CLC paid an initial security deposit of $1,343, which was subsequently adjusted for by the negative goodwill at the time of the Stock Purchase Agreement between CLC and CIGI on May 29, 2002. The lease has been extended.

                  CLC has entered into leasing agreements with terms not exceeding one-year and are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at September 30, 2004.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


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

                  At September 30, 2004, deferred tax assets consist of the following:

                  Deferred tax asset                   $ 353,340
                  Less:  valuation allowance            (353,340)
                                                       ---------
                  Net deferred tax asset               $      -0-
                                                       =========

                  At September 30, 2004, the Company had deficits accumulated in the approximate amount of $1,177,800, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 7-           STOCKHOLDERS' EQUITY (DEFICIT)

                  COMMON STOCK

                  In July 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 40,000,000 to 100,000,000 and to change the par value from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

                  In May 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly - owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578,936 shares of the Company representing 100% of its ownership in the Company.

                  In August 2004, the Company issued 85,000,000 shares of common stock to five investors for cash of $8,500.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 7-           STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                  PREFERRED STOCK

                  The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and none have been issued.


NOTE 8-           INTANGIBLE ASSETS

                  In December 2000, Spiderfuel acquired The Strategy Factory, Inc., a Texas software development corporation for $1,500,000. In consideration of the assets acquired, Spiderfuel issued 750,000 shares of its common stock to the former stockholders of The Strategy Factory, Inc. At December 31, 2001, Spiderfuel's management determined that the unamortized amount of the intangible assets was impaired in accordance with FASB 142, and $608,870 of the unamortized balance of the intellectual property was charged to expense. The balance of $782,800 remained during 2003 until a further impairment loss of $782,800 brought the intangible asset balance down to $0. Management of the Company does not believe that there is any value left to the software development.


NOTE 9-           GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses through September 30, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management of the Company believes that they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company. The losses sustained in the periods ended are primarily from the result of one-time impairment charges and the reserve of accounts receivable.

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 10-          DISPOSAL OF BUSINESS

                  In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                 September 30, September 30,
                                                     2004          2003
                                                   --------      --------

                      Revenues                     $ 25,093      $514,917
                                                   --------      --------
                      Income before income taxes      6,991      $ 50,701
                      Provision for taxes              (670)       (5,070)
                                                   --------      --------
                      Net income (loss)            $  6,321      $ 45,631
                                                   ========      ========
                      Net income per share         $ .00025      $(.07997)
                                                   ========      ========
                      Diluted income per share     $ .00025      $(.07997)
                                                   ========      ========


NOTE 11-          RECLASSIFICATION OF FINANCIAL STATEMENTS

                  The income (loss) from  discontinued  operations  for the nine and three months ended  September  30, 2003 were  reclassed to reflect the sale of CLC in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net income for the nine and three months ended September 30, 2003.

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

On May 19, 2005, the Board of Directors of Key Command International Corp. (the "Company") unanimously approved: (a) a spin-off for the Company to distribute all of the outstanding shares of Command Internet Corp. ("CIC"), a wholly-owned Delaware subsidiary, to the Company's current Common and Preferred Stockholders, and (b) the merger of Command International Group, Inc. ("CIGI"), a second wholly-owned Delaware subsidiary, with and, into the Company. Upon the completion of the aforesaid two transactions, the Company will not have any subsidiaries, nor any operating company. These transactions are required steps in a proposed merger of the Company with a target Company ("Target") and will occur only if the proposed merger is completed. In the proposed Target merger transaction, Target shareholders will receive 28,688,000 shares of the Company's Common Stock and the Company's shareholders will retain 2,608,000 shares of Common Stock on an as converted basis. On May 26, 2005, CIC effected a charter amendment which increased the amount of its total authorized shares of Common Stock from 1,500 to 10,000,000 shares. As of May 20, 2005, the Company had 1,004,960 shares of Common Stock outstanding and 20,000 shares of Series A Preferred Stock convertible into 4,240,000 shares of Common Stock. The shares of CIC will be distributed to the Company's Common Stockholders upon completion of a business combination and Preferred Stockholders on a one-for-one as converted basis.

Any decision to engage in this proposed merger or any other acquisition will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition/merger would enhance our prospects. To the extent that we may finance an acquisition/merger with cash and/or equity securities, any such issuance of equity securities would result in dilution to the interests of our shareholders. Additionally, to the extent that we, or the acquisition or merger candidate itself, issue debt securities in connection with an acquisition, we may be subject to risks associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Aside from the Target merger transaction, we presently have no other agreements, understandings or arrangements for any acquisitions or merger.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AS OF SEPTEMBER 30, 2004 AS COMPARED WITH DECEMBER 31, 2003.

At September 30, 2004, we had a working capital deficit of $670,456, as compared with a deficit of $682,467 at December 31, 2003. The Company had cash on hand of $3,334 at September 30, 2004, as compared with $4,905 at December 31, 2003. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at September 30, 2004.

We have funded the business primarily through collection of accounts receivable of $9,112 as of September 30, 2004. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 85 million shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $538,208 of accounts payable and accrued expenses at December 31, 2003 which increased to $539,797 at September 30, 2004. These payables relate mainly to the operations of CIC.

At September 30, 2004, the Company had retained earnings (deficit) of $1,177,847 as compared with $1,181,358 at December 31, 2003.

For the nine -months ended September 30, 2004 ("Fiscal 2004 Period") the Company had net cash provided by operating activities of $13,429, as compared with net cash provided by operating activities of $49,796 for the nine-months ended September 30, 2003 ("Fiscal 2003 Period"). The net cash provided by operations resulted from a net loss of $2,810 for the Fiscal 2004 Period offset by an income on the discontinuance of operations of $6,321, and the decrease in accounts receivable of $9,112. This is compared to the net loss of $818,368 in the Fiscal 2003 Period and income from discontinued operations of $45,631 plus an increase in accounts payable and accrued expenses of $252,655.

The Company had net cash used in financing activities of $15,000 during the Fiscal 2004 Period, as compared with net cash used in financing activities of $35,011 during the Fiscal 2003 Period. During the Fiscal 2004 Period, the Company repaid the bank line of credit, while during the Fiscal 2003 Period it repaid the officer loan.

The Company is concentrating its efforts in finding potential merger partners that share the same qualities as the Company, and similar business plans. The Company has devoted substantially all of its efforts in this area.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED WITH THE NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 2003.

Sales in the Fiscal 2004 Period for the nine and three months ended was $15,589 and zero as compared with $125,119 and $80,581 in the Fiscal 2003 Period. Sales decreased in the Fiscal 2004 Period as a result of the Company entering into the Staffin Settlement and its discontinuance of CLC's operations. There were no salaries for the nine and three-months ended September 30, 2004 compared with $187,500 and $62,500 during the nine and three months ended in the Fiscal Period 2003 as a result of the sale of CLC.

Office and administrative expenses were $18,261 and $11,225 for the nine and three months ended Fiscal 2004 as compared with $201,777 and $169,712 for nine and three months ended Fiscal Period 2003 as result of the sale of the operating company during Fiscal 2004.

The Company had income from discontinued operations for the nine and three months ended of $9,699 and zero in Fiscal 2004 compared to income from discontinued operations of $45,631 and a loss of $829 in Fiscal 2003 primarily resulting from a timing difference on the sale of CLC.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended September 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

Exhibit
Number            Description
-------           -----------

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


                                       KEY COMMAND INTERNATIONAL CORP.



Date:  June 6, 2005                    BY: /s/ Robert Fallah
                                           -------------------------------------
                                           Robert Fallah,
                                           President and Chief Executive Officer