Form 10KSB
period 2004-12-31
KEY COMMAND INTERNATIONAL CORP
filed 2005-06-08
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenue for its recent fiscal year ended December 31, 2004 was:
$15,589.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2004 was approximately $0. The registrant's securities are not publicly traded.

On December 31, 2004, there were 1,004,928 shares of common stock of the registrant issued and outstanding (giving retroactive effect to the Company's 1 for 96 reverse split effected on April 5, 2005).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One):   Yes |_| No |X|

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

      On April 5, 2005, the Company effected a one-for-96 reverse split of its Common Stock. The Share data in this report does not give retroactive effect to such split.

      On May 19, 2005, the Board of Directors of Key Command International Corp. (the "Company") unanimously approved: (a) a spin-off for the Company to distribute all of the outstanding shares of Command Internet Corp. ("CIC"), a wholly-owned Delaware subsidiary, to the Company's current Common and Preferred Stockholders, and (b) the merger of Command International Group, Inc. ("CIGI"), a second wholly-owned Delaware subsidiary, with and, into the Company. Upon the completion of the aforesaid two transactions, the Company will not have any subsidiaries, nor any operating company. These transactions are required steps in a proposed merger of the Company with a target Company ("Target") and will occur only if the proposed merger is completed. In the proposed Target merger transaction, Target shareholders will receive 28,688,000 shares of the Company's Common Stock and the Company's shareholders will retain 2,608,000 shares of Common Stock on an as converted basis. On May 26, 2005, CIC effected a charter amendment which increased the amount of its total authorized shares of Common Stock from 1,500 to 10,000,000 shares. As of May 20, 2005, the Company had 1,004,960 shares of Common Stock outstanding and 20,000 shares of Series A Preferred Stock convertible into 4,240,000 shares of Common Stock. The shares of CIC will be distributed to the Company's Common Stockholders and Preferred Stockholders on a one-for-one as converted basis.

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


Item 3.  Legal Proceedings.

      There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the fiscal year ended December 31, 2004.


Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2004.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      There is currently no public trading market for our capital stock, and there can be no assurance that any market for our capital stock will develop.

      At April 18, 2005, we had 56 common stockholders of record and 5 preferred stockholders of record.

      We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

Recent Sales of Unregistered Securities

      The following information relates to the sale of unregistered securities by the Company during the year ended December 31, 2004.

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

On July 7, 2003, Algiers Merger Co. merged with and into the Company (the "Merger"), with the Company continuing as the surviving entity and changed its name from Algiers Resources, Inc. to Command International Corporation. As a result of the Merger, CIGI became our wholly-owned subsidiary. CIGI is a provider of web-based and LAN-based software solutions through its wholly-owned subsidiaries, Command Line Corp., a New Jersey corporation ("CLC") and Command Internet Corp., a Delaware corporation ("CIC"). The consolidated financial statements included in this report include the accounts of CLC and CIC. As described above, CLC was sold to Staffin Group International, LLC in May 2004 and its operations are reflected as discontinued operations in the statements of operations for the years ended December 31, 2004 and 2003 in accordance with FASB 144.

Material Changes in Financial Condition as of December 31, 2004.

At December 31, 2004, we had a working capital deficit of $757,047, as compared with a deficit of $682,467 at December 31, 2003. The Company had no cash on hand at December 31, 2004, as compared with $4,905 at December 31, 2003. We did not have sufficient capital on hand to fund our operations. The Company had significantly paid down its working capital line from its cash flow and had already repaid the balance due to its bank of $23,500 at December 31, 2003.

We have funded the business primarily through loans from officers which totaled $486,840 at December 31, 2004. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after January 1, 2004. Following the discontinuance of operations in May 2004, the Company sold 85 million shares at $.0001 per share to a group of five investors including an entity affiliated with the Company's Chief Executive Officer.

As a result of the discontinuance of operations the Company had $782,800 of goodwill, net of impairment written off at December 31, 2003.

The Company had $563,421 of accounts payable and accrued expenses at December 31, 2004, compared with $538,208 at December 31, 2003.

Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

At December 31, 2004, the Company had a retained earnings deficit of $1,264,438 as compared with $1,181,358 at December 31, 2003.

For the year ended December 31, 2004 ("Fiscal 2004") the Company had net cash provided by operating activities of $10,095 as compared with net cash used in operating activities of $102 for the year ended December 31, 2003 ("Fiscal 2003"). This resulted primarily from a net loss of $89,401 in Fiscal 2004, as compared with a net loss of $1,157,743 in Fiscal 2003. The net loss in fiscal 2004 was offset, in part, by the increase in accounts payable and accrued expenses of $75,213.

The Company had net cash used in financing activities of $15,000 during Fiscal 2004, as compared with $2,989 provided by financing activities during Fiscal 2003.

The Company has concentrated its efforts in finding potential merger partners that share the same qualities as the Company, and similar business plans. The Company has devoted substantially all of its efforts in this area.

Material Changes in Results of Operations

Year Ended December 31, 2004 as compared with Year Ended December 31, 2003.

Sales in Fiscal 2004 were $15,589 as compared with $150,563 in Fiscal 2003. Sales of revise enhancements and upgrades to existing installed systems to a loyal ERP customer base in Fiscal 2003 decreased in Fiscal 2004 as a result of the Company not having sufficient working capital to support its operations. There were no salaries in Fiscal 2004 so salaries decreased by $250,000, or 100%, from Fiscal 2003. Certain office and administrative costs increased by $128,402.

As a result of the foregoing total operating expenses decreased from $483,254 to $104,852 while the Company's loss before other expenses decreased from $332,691 to $89,263 primarily as a result of decreased sales.

The Company had other expenses of $138 in Fiscal 2004, as compared with $825,052 in Fiscal 2003.

As a result of the foregoing, the Company had a net loss of $83,080 for Fiscal 2004, as compared with a net loss of $1,215,287 in Fiscal 2003.


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

Name                Age       Position
----                ---       --------

Robert Fallah       44        Chief Executive Officer and
                              Chairman of the Board of Directors
Frank Cantatore     44        Secretary and Director

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

      Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2004, except that (i) Frank Cantatore, Secretary and a director of the Company, did not file a report on Form 4 relating to one transaction, (ii) Global Asset Management, LLC, a beneficial owner of more than 10% of the Company's issued and outstanding common stock, did not file a report on Form 4 relating to one transaction, and (iii) Allied International Fund, Inc., a beneficial owner of more than 10% of the Company's issued and outstanding common stock, did not file a report on Form 4 relating to one transaction.

Code of Ethics

      The Company has not adopted a code of ethics. The Company, although formed in October 1998, has no operations.

Item 10. Executive Compensation.

      Prior to the Merger in May 2003, James A. Prestiano served as the sole officer of the Company for our fiscal years ended December 31, 2001 and 2002, and up until the closing of the Merger on April 26, 2003 for our fiscal year ended December 31, 2004. During such time, Mr. Prestiano received no compensation for his services as the sole officer of the Company. Upon the closing of the Merger on April 26, 2003, Robert Fallah became Chief Executive Officer of the Company. Compensation of $250,000 was accrued to Mr. Fallah during the fiscal year ended December 31, 2004 but was never paid to Mr. Fallah.

      No options were granted to James A. Prestiano or Robert Fallah in the fiscal year ended December 31, 2004, and neither Mr. Prestiano nor Mr. Fallah currently hold any options to purchase common stock of the Company.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The Company's common stock is the only class of the Company's voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of May 20, 2005 by:

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

Name and Address                                         Amount and Nature of               Percentage of
of Stockholder                                           Beneficial Ownership           Outstanding Shares(1)
-------------------------------------------          -----------------------------      ---------------------
Allied International Fund, Inc.                             1,313,443 (4)                        25.0%

Global Asset Management, LLC        (2)                     1,292,755 (5)                        24.6%

Frank Cantatore                                                52,084                             0.9%

Command International Group, Inc. (3)                          48,545                             4.8%

All executive officers and directors                        1,344,839                            25.6%
as a group (2 persons)

-------------------
(1) Based on 1,004,928 shares issued and outstanding as of December 31, 2004 and 4,240,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock or an aggregate of 5,244,928 shares.
(2) Robert Fallah, Chief Executive Officer of the Company, is Manager and owns 100% of the equity interest in, Global Asset Management, LLC.
(3) This entity is a holding company comprised of various shareholders, including members of management.
(4) Includes 942,870 shares of common stock issuable upon conversion of 4,448 shares of Series A Preferred Stock.
(5) Includes 902,130 shares of common stock issuable upon conversion of 4,255 shares of Series A Preferred Stock.

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

      CIGI is advanced and repays amounts regularly with its officers, for, among other things, working capital and product development. These loans are interest free and not anticipated to be repaid in the next year. The balance due to Robert Fallah, CIGI's president, at December 31, 2002 and 2004 was $507,351 and $486,840, respectively.

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

Item 13. Exhibits.

Exhibit Number             Exhibit Description
--------------             -------------------

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

------------------------
*Incorporated by Reference.  See  Exhibit Index.

Item 14. Principal Accountant Fees and Services.

      The aggregate fees billed by our independent auditors, Bagell, Josephs & Company LLC, for each of our last two fiscal years are as follows:

                                                           2004         2003
                                                           ----         ----
          Audit Fees . . . . . . . . . . . .            $15,000      $15,000

          Audit-Related Fees . . . . . . . . .               $0           $0

          Tax Fees . . . . . . . . . . . . .                 $0           $0

          All Other Fees  . . . . . . . . . .                $0           $0


      Prior to the engagement of Bagell, Josephs & Company LLC, our Board of Directors considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Bagell, Josephs & Company LLC be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2004 and the $15,000 fee stated above is an estimate.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------

  Report of Independent Registered Public Accounting Firm                     1

  Consolidated Balance Sheets as of December 31, 2004 and 2003                2

  Consolidated Statements of Operations for the Years Ended
     December 31, 2004 and 2003                                               3
  Consolidated Statement of Changes in Stockholders' Equity (Deficit)
         for the Years Ended December 31, 2004 and 2003                       4

  Consolidated Statements of Cash Flow for the Years Ended
         December 31, 2004 and 2003                                         5-6
  Notes to Consolidated Financial Statements                               7-19

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Key Command International Corp.
(Formerly Command International Corporation)
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Key Command International Corp. (formerly Command International Corporation) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Command International Corp. as of December 31, 2004 and 2003 and the results of their consolidated operations, changes in stockholders' equity (deficit) and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
May 27, 2005

             MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                               ASSETS

                                                                                                      Reclassed
                                                                                       2004              2003
                                                                                  --------------    --------------
Current Assets:
  Cash and cash equivalents                                                       $           --    $        4,905
  Accounts receivable, net                                                                    --            18,745
                                                                                  --------------    --------------

    Total Current Assets                                                                      --            23,650
                                                                                  --------------    --------------


TOTAL ASSETS                                                                      $           --    $       23,650
                                                                                  ==============    ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Note payable - bank                                                             $           --    $       23,500
  Taxes payable                                                                          193,626           143,626
  Net liabilities from discontinued operations                                                --               783
  Accounts payable and accrued expenses                                                  563,421           538,208
                                                                                  --------------    --------------

      Total Current Liabilities                                                          757,047           706,117
                                                                                  --------------    --------------

Officers loans payable                                                                   486,840           486,840
                                                                                  --------------    --------------

      Total Liabilities                                                                1,243,887         1,192,957
                                                                                  --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares
    issued and outstanding at December 31, 2004 and 2003                                      --                --
  Common stock, $.0001 Par Value; 100,000,000 and 40,000,0000 shares authorized and 1,004,928 and 119,511 shares issued and outstanding
  at December 31, 2004 and 2003                                                              100                11
  Additional paid-in capital                                                              20,451            12,040
  Retained  (deficit)                                                                 (1,264,438)       (1,181,358)
                                                                                  --------------    --------------

      Total Stockholders' Equity (Deficit)                                            (1,243,887)       (1,169,307)
                                                                                  --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $           --    $       23,650
                                                                                  ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                   Reclassed
                                                                    2004              2003
                                                               --------------    --------------
OPERATING REVENUES
  Sales                                                        $       15,589    $      150,563
                                                               --------------    --------------

OPERATING EXPENSES
   Salaries, commissions and payroll related expenses                      --           250,000
   Office and administrative                                          104,852           233,254
                                                               --------------    --------------
       Total Operating Expenses                                       104,852           483,254
                                                               --------------    --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                    (89,263)         (332,691)
                                                               --------------    --------------

OTHER INCOME (EXPENSE)
   Depreciation and amortization                                           --           (27,982)
   Impairment of intangible assets                                         --          (782,800)
   (Loss) gain on sale of automobile                                       --           (13,995)
   Interest expense                                                      (138)             (275)
                                                               --------------    --------------
       Total Other Income (Expense)                                      (138)         (825,052)
                                                               --------------    --------------

NET LOSS FROM CONTINUING OPERATIONS                                   (89,401)       (1,157,743)
                                                               --------------    --------------

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)            9,699           (57,544)
   (Loss) on disposal of subsidiary                                    (3,378)               --
                                                               --------------    --------------
           Total discontinued operations                                6,321           (57,544)
                                                               --------------    --------------

NET (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                                                  (83,080)       (1,215,287)
   Provision for Income Taxes                                              --                --
                                                               --------------    --------------

NET (LOSS) APPLICABLE TO COMMON SHARES                         $      (83,080)   $   (1,215,287)
                                                               ==============    ==============

NET LOSS PER BASIC AND DILUTED SHARES                          $     (0.18524)   $    (14.51193)
                                                               ==============    ==============

BASIC AND DILUTED (LOSS) PER SHARE
  Basic and diluted from continuing operations                 $     (0.19933)   $    (13.82479)
                                                               ==============    ==============
  Basic and diluted from discontinued operations               $      0.01409    $     (0.68714)
                                                               ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                448,518            83,744
                                                               ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                         KEY COMMAND ACQUISITION CORP.
                   (FORMERLY COMMAND ACQUISITION CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
             THROUGH THE REVERSE MERGER BETWEEN COMMAND AND ALGIERS


                                                               Preferred Stock                 Common Stock
Description                                                  Shares         Amount         Shares          Amount
-----------                                               ------------   ------------   ------------    ------------
Balance, December 31, 2002                                          --   $         --      2,545,000    $      2,545
                                                          -----------------------------------------------------------

Net income through merger                                           --             --             --              --

Cancellation of shares                                              --             --     (1,272,500)         (1,273)

Adjustment due to recapitalization                                  --             --         51,000              51

Adjustment due to recapitalization                                  --             --             --              --

Shares issued in connection with merger
  to acquire Algiers                                                --             --     10,478,476          10,478

Issuance of 250,000 shares (Section 144 stock)                      --             --        250,000             250

Adjustment due to recapitalization between CIC and CIGI             --             --             --              --

Retroactive stock split (1 for 96)                                  --             --    (11,353,529)        (11,353)

May 12, 2004 Retroactive surrender of shares                        --             --       (578,936)           (579)

Retroactive change in par value (from .001 to .0001)                --             --             --            (108)

Net loss for the year                                               --             --             --              --
                                                          -----------------------------------------------------------

Balance, December 31, 2003 Restated                                 --   $         --        119,511    $         11
                                                          -----------------------------------------------------------

August 17, 2004 Shares issued for cash                              --             --        885,417              89

Net loss for the year ended December 31, 2004                       --             --             --              --
                                                          -----------------------------------------------------------

Balance, December 31, 2004                                          --   $         --   $  1,004,928    $        100
                                                          ===========================================================

                                                             Additional     Accumulated
Description                                               Paid - In Capital   Deficits         Total
-----------                                                 ------------    ------------    ------------
Balance, December 31, 2002                                  $     44,868    $    (55,759)   $     (8,346)
                                                          ----------------------------------------------

Net income through merger                                             --          (2,201)         (2,201)

Cancellation of shares                                             1,273              --              --

Adjustment due to recapitalization                               (57,960)         57,960              51

Adjustment due to recapitalization                                    --          56,226          56,226

Shares issued in connection with merger
  to acquire Algiers                                             (10,478)             --              --

Issuance of 250,000 shares (Section 144 stock)                        --              --             250

Adjustment due to recapitalization between CIC and CIGI           22,297         (22,297)             --

Retroactive stock split (1 for 96)                                11,353              --              --

May 12, 2004 Retroactive surrender of shares                         579              --              --

Retroactive change in par value (from .001 to .0001)                 108              --              --

Net loss for the year                                                 --      (1,215,287)     (1,215,287)
                                                          ----------------------------------------------

Balance, December 31, 2003 Restated                         $     12,040    $ (1,181,358)   $ (1,169,307)
                                                          ----------------------------------------------

August 17, 2004 Shares issued for cash                             8,411              --           8,500

Net loss for the year ended December 31, 2004                         --         (83,080)        (83,080)
                                                          ----------------------------------------------

Balance, December 31, 2004                                  $     20,451    $ (1,264,438)   $ (1,243,887)
                                                          ==============================================


The accompany notes are an integral part of the consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                               Reclassed
                                                                 2004            2003
                                                             ------------    ------------
CASH FLOW FROM OPERATING ACTIVITES
Continuing Operations:
   Net loss                                                  $    (89,401)   $ (1,157,743)
                                                             ------------    ------------
   Adjustments to Reconcile Net (Loss) to Net Cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     --          27,982
     Common stock issued for provision for bad debt                    --          70,427
     Loan on sale of automobile                                        --          13,995
     Common stock issued for services                                  --             250
     Impairment of intangible asset                                    --         782,800

  Changes in assets and liabilities
     Decrease in accounts receivable                               18,745           6,688
     (Increase) in deferred revenue                                    --         (60,023)
     Increase in accounts payable and
       and accrued expenses                                        75,213         331,086
                                                             ------------    ------------
     Total adjustments                                             93,958       1,173,205
                                                             ------------    ------------

     Net cash provided by operating activities -
    continuing operations                                           4,557         (15,462)
                                                             ------------    ------------

  Discontinued operations
     Income (loss) from discontinued operations                     6,321         (57,544)
     Adjustments to Reconcile Net Cash provided by
     discontinued operations                                         (783)         42,184
                                                             ------------    ------------

     Net cash provided by (used in)
    operating activities - discontinued operations                  5,538         (15,360)
                                                             ------------    ------------

     Net cash provided by Operating Activities               $     10,095    $        102
                                                             ------------    ------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                             Reclassed
                                                                 2004           2003
                                                             ------------   ------------
CASH FLOW FROM FINANCING ACTIVITIES
Continuing Operations:
    Proceeds from preferred stock issuances                  $      8,500   $         --
    Loans from officer, net                                            --        (20,511)
    Proceeds (payments) from line of credit, net                  (23,500)        23,500
                                                             ------------   ------------
       Net cash provided by (used in) financing activities        (15,000)         2,989
                                                             ------------   ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           (4,905)         3,091

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                               4,905          1,814
                                                             ------------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $         --   $      4,905
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                         $        138   $        275
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                   $         --   $        250
                                                             ============   ============
       Legal                                                 $         --   $         --
                                                             ============   ============
       Accrued expenses                                      $         --   $         --
                                                             ============   ============
       Preferred stock issued for investment                 $         --   $         --
                                                             ============   ============

   Net effect of stock acquisition between CIC and CIGI
       Common stock                                                    --         12,051
       Additional paid in capital                                      --             --
       Deficit                                                         --        (22,598)
       Accounts payable                                                --         10,547
                                                             ------------   ------------

                                                             $          -   $        250
                                                             ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                        KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                                                     7

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  On May 12, 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly-owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578, 936 shares of the Company representing 100% of its ownership in the Company.

                  In July 2004 the Company changed its name to Key Command International Corp.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  Machinery and equipment                          3-5 Years
                  Furniture and fixtures                           5-7 Years
                  Automobile                                         5 Years

                  Depreciation expense was $0 and $27,982 for the years ended December 31, 2004 and 2003, respectively.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                          (Restated)
                                                     December 31,         December 31,
                                                         2004                 2003
                                                         ----                 ----

                  Net  (Loss)                           ($83,080)          ($1,215,287)

                  Weighted-average common shares
                    outstanding (Basic)                  448,518                83,744
                  Weighted-average common stock
                     equivalents:
                        Stock options                          -                     -
                        Warrants                               -                     -
                                                        --------           -----------

                  Weighted-average common shares
                  outstanding (Diluted)                  448,518                83,744
                                                        ========           ===========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrangs outstanding as of December 31, 2004, and no options or warrants have been granted to date.

                  Weighted average for 2003 has been restated to account for the surrender of stock and the change in par value from $.001 to $.0001.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Advertising

                  Costs of advertising and promotion are expensed as incurred. There were no advertising costs for the years ended December 31, 2004 and 2003.

                  Accounts Receivable

                  CIC has established a reserve for doubtful accounts for contracts entered into that have the potential of not being completed due to circumstances beyond the control of CIC. The allowance for doubtful accounts is adjusted by management of CIC on a regular basis. At December 31, 2004 and 2003, there was no allowance for doubtful accounts.

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

NOTE 3 -          OFFICERS LOANS PAYABLE

                  The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at December 31, 2004 and 2003 was $486,840 and $486,840,
                  respectively. There are no terms or stated interest rate on this note.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4 -          LINE OF CREDIT

                  CLC had lines of credit with two banks. Under each line of credit the maximum borrowing amount was $50,000 each. Only one of these lines of credit was borrowed against. This line of credit had a current interest rate of 5.75% prior to expiring. Once these lines expired, the Company entered into a line of credit with another bank with availability of $100,000 at December 31, 2004. As of December 31, 2004, there was $0 drawn against this line of credit. The interest expense on the lines of credit were $138 and $275 for the years ended December 31, 2004 and 2003, respectively.


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

                  CLC has entered into leasing agreements with a term not exceeding one-year and are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at December 31, 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 6-           INCOME TAXES (CONTINUED)

                  At December 31, 2004, deferred tax assets consist of the following:

                                                    2004          2003
                                                    ----          ----

                  Deferred tax asset              $379,350      $354,420
                  Less:  valuation allowance      (379,350)     (354,420)
                                                  --------      ---------
                  Net deferred tax asset          $    -0-      $     -0-
                                                  ========      =========


                  At December 31, 2004, the Company had deficits accumulated in the approximate amount of $1,264,500, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 7-           STOCKHOLDERS' EQUITY (DEFICIT)

                  Common Stock

                  The Company issued 250,000 additional shares in June 2003 for legal services rendered to bring the total issued and outstanding shares to 119,511. The value of the issuance of the 250,000 shares was $250, the fair value of the stock at the time (par value).

                  In May 2004, the Company sold to Staffin Group International, LLC ("Staffin") 100 shares of its wholly-owned subsidiary CLC, which constituted all of the issued and outstanding capital stock of CLC. In consideration of the CLC shares, Staffin surrendered 578, 936 shares of the Company representing 100% of its ownership in the Company

                  In July 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 40,000,000 to 100,000,000 and to change the par value from $0.001 to $0.0001. In addition, the Company changed its name to Key Command International Corp.

                  In August 2004, the Company issued 885,417 shares of common stock to five investors for cash of $8,500.

                  On April 5, 2005, the Company effected a one for 96 reverse split of the Common Stock. All share and per share data in this report give retroactive effect to such split.

                  Preferred Stock

                  The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and none have been issued.

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

NOTE 9-           GOING CONCERN

                  As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10-          DISPOSAL OF BUSINESS

                  In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                      December 31,   December 31,
                                                          2004           2003
                                                      ------------   ------------

                  Revenues                            $     25,093   $    575,326
                                                      ============   ============

                  Income (loss) before income taxes   $      6,991   $    (57,544)

                  Provision for taxes                          670             --
                                                      ------------   ------------

                  Net income (loss)                   $      6,321   $    (57,544)
                                                      ============   ============

                  Net income (loss) per share         $     .01409   $    (.68714)
                                                      ============   ============

                  Diluted income (loss) per share     $     .01409   $    (.68714)
                                                      ============   ============

                        COMMAND INTERNATIONAL CORPORATION
                       (FORMERLY ALGIERS RESOURCES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 11-          RECLASSIFICATION OF FINANCIAL STATEMENTS

                  The net loss from discontinued operations for the year ended December 31, 2003 was reclassified to reflect the sale of CLC in the consolidated statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net income for the year ended December 31, 2003.

NOTE 12-          RESTATEMENT OF FINANCIAL STATEMENTS

                  The balance sheet for December 31, 2003 was restated to account for a reverse stock split, and a decrease in par value from $.001 to $.0001 that was accounted for retroactively. It had no effect on total stockholder's equity for the year ended December 31, 2003.

NOTE 13-          SUBSEQUENT EVENT

                  On February 15, 2005, the Company issued 20,000 shares of preferred stock for cash of $20,000 convertible into 4,240,000 shares of Common Stock upon the completion of a business combination as defined in the Delaware General Corporation Law.

                  On April 5, 2005, the Company effected a one for 96 reverse split of the Common Stock. All share and per share data in this report give retroactive effect to such split.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Key Command International Corp.

                                      By: /s/ Robert Fallah
                                         -----------------------------
                                         Robert Fallah
                                         President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fallah                   Chief Executive Officer   ,                 June 7, 2005
---------------------------         Chief Financial Officer and Director
Robert Fallah                       (Principal Executive Officer
                                    and Principal Financial Officer)


/s/ Frank Cantatore                 Director                                    June 7, 2005
---------------------------
Frank Cantatore

                         Key Command International Corp.

                          ANNUAL REPORT ON FORM 10-KSB
                       Fiscal Year Ended December 31, 2004

                                  Exhibit Index

Exhibit Number             Exhibit Description
--------------             -------------------

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