Form 10QSB
period 2005-03-31
KEY COMMAND INTERNATIONAL CORP
filed 2005-06-08
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 1,004,928 shares of the registrant's common stock, par value $.0001 per share, outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                    - INDEX -

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         March 31, 2005 (Unaudited)                                          F-1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)              F-2

         Condensed Consolidated Statements of Cash Flow for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)              F-3

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

Exhibit 31.1

Exhibit 32.1

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash                                                              $         --
                                                                    -----------
      Total Current Assets                                                    --
                                                                    -----------
TOTAL ASSETS                                                        $         --
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Taxes payable                                                     $   193,626
  Accounts payable and accrued expenses                                 543,877
                                                                    -----------

      Total Current Liabilities                                         737,503
                                                                    -----------

Officers loans payable                                                  511,084
                                                                    -----------

      Total Liabilities                                               1,248,587
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    20,000 shares issued and outstanding                                     20
  Common stock, $.0001 Par Value; 100,000,000 shares authorized
    1,004,928 shares issued and outstanding                                 100
  Additional paid-in capital                                             40,431
  Retained earnings (deficit)                                        (1,289,138)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                           (1,248,587)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $        --
                                                                    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2005         2004
                                                               --------------------------
OPERATING REVENUES
  Sales                                                        $        --    $    15,589

OPERATING EXPENSES
   Office and administrative                                        24,700          7,626
                                                               --------------------------
       Total Operating Expenses                                     24,700          7,626
                                                               --------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                       (24,700)         7,963

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)            --         10,242
                                                               --------------------------
       Total discontinued operations                                    --         10,242
                                                               --------------------------

NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                                 $   (24,700)   $    18,205
Provision for Income Taxes                                              --             --
                                                               --------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $   (24,700)   $    18,205
                                                               ==========================

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES                    (0.02458)      (0.15233)
                                                               ==========================
  From Continuing Operations                                   $  (0.02458)   $   0.06663
                                                               ==========================
  From Discontinued Operations                                 $  (0.02458)   $   0.08570
                                                               ==========================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                             1,004,928        119,511
                                                               ==========================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                             2005        2004
                                                           --------    --------

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss                                                   $(24,700)   $  7,963
                                                           --------    --------
Adjustments to Reconcile Net (Loss) to Net Cash
  provided by (used in) operating activities:
Changes in assets and liabilities
   Decrease in accounts receivable                               --       7,431
   (Decrease) in accounts payable and
     and accrued expenses                                   (19,544)         --
                                                           --------    --------
   Total adjustments                                        (19,544)      7,431
                                                           --------    --------

   Net cash provided by (used in) operating
     activities - operations                                (44,244)     15,394
                                                           --------    --------

Discontinued operations
   Income from discontinued operations                           --      10,242
   Adjustments to Reconcile Net Cash (provided by)
   discontinued operations                                       --      (4,704)
                                                           --------    --------

   Net cash provided by operating activities -
   discontinued operations                                       --       5,538
                                                           --------    --------

   Net cash provided by (used in) Operating Activities     $(44,244)   $ 20,932
                                                           --------    --------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                               2005       2004
                                                             --------   --------
CASH FLOW FROM FINANCING ACTIVITES
Continuing Operations:
     Proceeds from common stock issuances, net               $     --   $     --
     Proceeds from preferred stock issuance                    20,000         --
     Loans from officer, net                                   24,244         --
     Repayments from line of credit                                --    (23,500)
                                                             --------   --------
       Net cash provided by (used in) financing activities     44,244    (23,500)
                                                             --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             --     (2,568)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                              --      4,905
                                                             --------   --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $     --   $  2,337
                                                             ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE PERIOD FOR:
     Interest expense                                        $     --   $     --
                                                             ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
     Net effect of stock acquisition between CIC and CIGI
       Common stock                                                --     12,051
       Additional paid in capital                                  --         --
       Deficit                                                     --    (22,297)
       Accounts payable                                            --     10,246
                                                             --------   --------
                                                             $     --   $     --
                                                             ========   ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

      There was no depreciation expense for the three months ended March 31, 2005 and 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                                      Restated
                                                        March 31,     March 31,
                                                          2005          2004
                                                       -----------   ----------

      Net Income (Loss)                                $   (24,700)  $   18,205
                                                       -----------   ----------

      Weighted-average common shares
        outstanding (Basic)                              1,004,928      119,511

      Weighted-average common stock equivalents:
          Stock options                                         --           --
          Warrants                                              --           --
                                                       -----------   ----------

      Weighted-average common shares
        outstanding (Diluted)                            1,004,928      119,511
                                                       ===========   ==========

      Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of March 31, 2005, and no options or warrants have been granted to date.

      Weighted average for 2003 has been restated to account for the surrender of stock and change in par value, which has been retroactively recorded.

      Advertising

      Costs of advertising and promotion are expensed as incurred. There were no advertising costs for the three months ended March 31, 2005 and 2004.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

NOTE 3 - OFFICERS LOANS PAYABLE

      The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balances due such officer at March 31, 2005 is $511,084. There is no stated interest or terms of interest on this note.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 4- COMMITMENTS AND CONTINGENCIES

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

      CLC has entered into leasing agreements with terms not exceeding one-year and are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at March 31, 2005.

NOTE 5- INCOME TAXES

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

      At March 31, 2005, deferred tax assets consist of the following:

      Deferred tax asset                    $    386,700
      Less:  valuation allowance                (386,700)
                                            ------------
      Net deferred tax asset                $         -0-
                                            ============

      At March 31, 2005, the Company had deficits accumulated in the approximate amount of $1,289,000, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT)

      Common Stock

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

      Preferred Stock

      The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and 20,000 shares were issued to various investors on February 15, 2005, convertible into 4,240,000 shares of Common Stock upon the completion of a business combination as defined in the Delaware General Corporation Law.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 7- GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses through March 31, 2005 and for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

      Management of the Company believes that they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

      The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8- DISPOSAL OF BUSINESS

      In May 2004, the Company sold CLC. The Company's consolidated financial statements have been restated to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

                                          March 31,            March 31,
                                             2005                 2004
                                          ---------            ---------

            Revenues                      $      --            $  24,892
                                          ---------            ---------
            Income before income taxes           --            $  10,532
            Provision for taxes                  --                  290
                                          ---------            ---------
            Net income                    $      --            $  10,242
                                          =========            =========
            Net income per share          $      --            $  .08570
                                          =========            =========
            Diluted income per share      $      --            $  .08570
                                          =========            =========

NOTE 9- SUBSEQUENT EVENT

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

On May 19, 2005, the Board of Directors of Key Command International Corp. (the "Company") unanimously approved: (a) a spin-off for the Company to distribute all of the outstanding shares of Command Internet Corp. ("CIC"), a wholly-owned Delaware subsidiary, to the Company's current Common and Preferred Stockholders, and (b) the merger of Command International Group, Inc. ("CIGI"), a second wholly-owned Delaware subsidiary, with and, into the Company. Upon the completion of the aforesaid two transactions, the Company will not have any subsidiaries nor any operating company. These transactions are required steps in a proposed merger of the Company with a target company ("Target") and will occur only if the proposed merger is completed. In the proposed Target merger transaction, Target shareholders will receive 28,688,000 shares of the Company's Common Stock and the Company's shareholders will retain 2,608,000 shares of Common Stock on an as converted basis. On May 26, 2005, CIC effected a charter amendment which increased the amount of its total authorized shares of Common Stock from 1,500 to 10,000,000 shares. As of May 20, 2005, the Company had 1,004,960 shares of Common Stock outstanding and 20,000 shares of Series A Preferred Stock convertible into 4,240,000 shares of Common Stock upon the completion of a business combination. The shares of CIC will be distributed to the Company's Common Stockholders and Preferred Stockholders on a one-for-one as converted basis.

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

Material Changes in Financial Condition as of March 31, 2005 as Compared with December 31, 2004 (restated).

At March 31, 2005, we had a working capital deficit of $737,503, as compared with a deficit of $757,047 at December 31, 2004. The Company had cash on hand of $0 at March 31, 2005, which was the same at December 31, 2004. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at March 31, 2005.

We have funded the business primarily through proceeds from the issuance of preferred stock of $20,000 and officer loans of $24,244. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 885,417 shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $563,421 of accounts payable and accrued expenses at December 31, 2004 which decreased to $543,877 at March 31, 2005. These payables relate mainly to the operations of CIC.

At March 31, 2005, the Company had a retained earnings (deficit) of $1,289,138 as compared with $1,264,438 at December 31, 2004.

For the three -months ended March 31, 2005 ("Fiscal 2005 Period") the Company had net cash used in operating activities of $44,244, as compared with net cash provided by operating activities of $15,394 for the three-months ended March 31, 2004 ("Fiscal 2004 Period"). The net cash provided by operations resulted a from a net loss of $24,700 for the Fiscal 2005 Period and a decrease in accounts payable and accrued expenses of $19,544. This is compared to the net loss of $7,963 in the Fiscal 2004 Period and a decrease of accounts receivable of $7,431.

The Company had net cash provided by financing activities of $44,244 during the Fiscal 2005 Period, as compared with net cash used in financing activities of $23,500 during the Fiscal 2004 Period.

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

Material Changes in Results of Operations

Three-Months Ended March 31, 2005 as compared with the Three-Months Ended March 31, 2004.

Sales in the Fiscal 2005 Period for the three months ended was zero as compared with $15,589 in the Fiscal 2004 Period. There were no sales in the Fiscal 2005 Period as a result of the Company entering into the Staffin Settlement Agreement and the discontinuance of CLC's operations. There were no salaries for the three-months ended March 31, 2005 and no salaries during the three months ended in the Fiscal Period 2004 as a result of the sale of CLC.

Office and administrative expenses were $24,700 for the three months ended Fiscal 2005 as compared with $7,626 for three months ended Fiscal Period 2004 as result of the sale of the operating company during Fiscal 2005.

The Company had income from discontinued operations for the three months ended of zero in Fiscal 2005 compared to income of discontinued operations of $10,242 in Fiscal 2004 primarily resulting from a timing difference on the sale of CLC.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended March 31, 2005.

Item 2.  Unregistered Sales of Equity Securities

      On February 15, 2005, the Company issued 20,000 shares of Series A Convertible Preferred Stock to five (5) persons including Allied International Fund (4,448 shares), a greater than 5% shareholder, and Global Asset Management LLC (4,255 shares), a greater than 5% shareholder wholly-owned by Robert Fallah, the Company's CEO. Each share of Preferred Stock is convertible at the rate of 212 for one or an aggregate of 4,240,000 shares of common stock upon completion of a business combination as defined under the Delaware General Corporation Law. The shares were sold at $ 1.06 per share in accordance with the Company's Certificate of Designation filed on February 4, 2005. There was no underwriter or placement agent involved in the transaction. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933.

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