Form 10QSB
period 2005-06-30
KEY COMMAND INTERNATIONAL CORP
filed 2005-11-29
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                        Commission file number: 000-26627

                         Key Command International Corp.
--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 1,004,960 shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                    - INDEX -


                                                                       Page(s)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of
         June 30, 2005 (Unaudited)                                      F-1

         Condensed Statements of Operations for the
         Six Months Ended June 30, 2005 and 2004 (Unaudited)            F-2

         Condensed Statements of Cash Flow for the
         Six Months Ended June 30, 2005 and 2004 (Unaudited)            F-3

         Notes to Condensed Financial Statements (Unaudited)            F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation       1

Item 3.  Controls and Procedures                                         5


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     6

Item 3.  Defaults Upon Senior Securities                                 6

Item 4.  Submission of Matters to a Vote of Security Holders             6

Item 5.  Other Information                                               6

Item 6.  Exhibits and Reports on Form 8-K.                               6

Signature Page                                                           8

Exhibit 31.1

Exhibit 32.1

                                    PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                        $    --
                                                                                   ---------
TOTAL ASSETS                                                                       $    --
                                                                                   =========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Taxes payable                                                                    $   6,367
  Accounts payable and accrued expenses                                                5,000
                                                                                   ---------

      Total Current Liabilities                                                       11,367
                                                                                   ---------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized, 20,000 shares
    issued and outstanding                                                                20
  Common stock, $.0001 Par Value; 40,000,000 shares authorized
   1,004,960 shares issued and outstanding                                               100
  Additional paid-in capital                                                         130,796
  Accumulated deficit                                                               (142,283)
                                                                                   ---------

      Total Stockholders' (Deficit)                                                  (11,367)
                                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                      $    --
                                                                                   =========


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                                (Reclassified)                     (Reclassified)
                                                                     2005            2004             2005             2004
                                                                 -----------      -----------      -----------      -----------
OPERATING REVENUES
  Sales                                                          $     3,472      $      --              3,472             --
                                                                 -----------      -----------      -----------      -----------
OPERATING EXPENSES
   Office and administrative                                          35,290            1,137           10,590              637
                                                                 -----------      -----------      -----------      -----------
       Total Operating Expenses                                       35,290            1,137           10,590              637
                                                                 -----------      -----------      -----------      -----------
NET (LOSS) BEFORE OTHER EXPENSE                                      (31,818)          (1,137)          (7,118)            (637)
                                                                 -----------      -----------      -----------      -----------
OTHER EXPENSE
   Interest                                                             --                138             --               --
                                                                 -----------      -----------      -----------      -----------
       Total Other Expenses                                             --                138             --               --
                                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                         (31,818)          (1,275)          (7,118)            (637)
                                                                 -----------      -----------      -----------      -----------
DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)            --             18,253             --               (590)
   Loss on disposal of subsidiary                                       --             (3,378)            --             (3,378)
                                                                 -----------      -----------      -----------      -----------
       Total Discontinued Operations                                    --             14,875             --             (3,968)
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  (31,818)          13,600           (7,118)          (4,605)
   Provision for Income Taxes                                           --               --               --               --
                                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $   (31,818)     $    13,600      $    (7,118)     $    (4,605)
                                                                 ===========      ===========      ===========      ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE                        $     (0.03)     $      0.11      $     (0.01)     $     (0.04)
                                                                 ===========      ===========      ===========      ===========
  Basic and diluted from continuing operations                   $     (0.03)     $     (0.01)     $     (0.01)     $     (0.01)
                                                                 ===========      ===========      ===========      ===========
  Basic and diluted from discontinued operations                 $      --        $      0.15      $      --        $     (0.00)
                                                                 ===========      ===========      ===========      ===========
  Basic and diluted from disposal of subsidiary                  $      --        $     (0.03)     $      --        $     (0.03)
                                                                 ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                             1,004,960          119,511        1,004,960          119,511
                                                                 ===========      ===========      ===========      ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                            (Reclassified)
                                                                   2005          2004
                                                                 --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
   Net Income                                                    $(31,818)     $ (1,275)
                                                                 --------      --------
   Adjustments to Reconcile Net (Loss) to Net
      Cash (used in) operating activities:

  Changes in assets and liabilities
     Increase in taxes payable                                      6,367          --
     (Decrease) in accounts payable and
       and accrued expenses                                         5,451          --
                                                                 --------      --------
     Total adjustments                                             11,818          --
                                                                 --------      --------
     Net cash (used in) operating activities -
     continuing operations                                        (20,000)       (1,275)
                                                                 --------      --------
  Discontinued operations
     Income from discontinued operations                             --          14,875
     Net effect on cash flow from spin-off of subsidiary             --           9,400
     Adjustments to Reconcile Net Cash provided by
     (used in) discontinued operations                               --            --
                                                                 --------      --------
     Net cash provided by operating activities -
     discontinued operations                                         --          24,275
                                                                 --------      --------
     Net cash provided by (used in)  by Operating Activities      (20,000)       23,000
                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITES
    (Repayment) of line of credit, net                               --         (23,500)
    Proceeds from preferred stock issuance                         20,000          --
                                                                 --------      --------

       Net cash provided by (used in) financing activities         20,000       (23,500)
                                                                 --------      --------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 --            (500)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                              --             500
                                                                 --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   --        $   --
                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                             $   --        $   --
                                                                 ========      ========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                  CONDENSED STATEMENTS OF CASH FLOW (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                        (Reclassified)
                                                                            2005             2004
                                                                        -----------      -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Net effect of stock acquisition between CIC and CIGI
       Common stock                                                     $      --        $    12,051
       Deficit                                                                 --            (22,297)
       Accounts payable                                                        --             10,246
                                                                        -----------      -----------
                                                                        $      --        $      --
                                                                        ===========      ===========
   Net effect of spin-off of CIC
       Accumulated deficit                                              $(1,153,972)     $(1,065,793)
       Cash                                                                    --             (3,334)
       Accounts receivable                                                     --             (9,632)
       Accounts payable and accrued expenses                                473,506          448,293
       Taxes payable                                                        193,626          143,626
       Officers Loans                                                       486,840          486,840
                                                                        -----------      -----------
                                                                        $      --        $      --
                                                                        ===========      ===========

Forgiveness of Officer's Loan Payable to Additional Paid-in Capital     $    40,377      $      --
                                                                        ===========      ===========
Forgiveness of Accounts Payable to Additional Paid-in Capital           $    49,988      $      --
                                                                        ===========      ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements of the Company and the accompanying notes thereto. While management of the Company believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

            On May 19, 2005, CIGI merged with and into the Company with the Company continuing as the surviving corporation and assuming all CIGI's obligations. Also on May 19, 2005, the Company spun-off all of the outstanding shares of CIC to the Company's current Common and Preferred shareholders. As a result of these transactions, the Company no longer has any subsidiaries.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

            There was no depreciation expense for the six months ended June 30, 2005 and 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Fair Value of Financial Instruments

            The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                Reclassified
                                                 June 30,        June 30,
                                                  2005             2004
                                               -----------      -----------

Net (Loss)                                     $   (31,818)     $   (13,600)
                                               -----------      -----------

Weighted-average common shares
  outstanding (Basic)                            1,004,960          119,511

Weighted-average common stock equivalents:
      Stock options                                   --               --
      Warrants                                        --               --
                                               -----------      -----------

Weighted-average common shares
         outstanding (Diluted)                   1,004,960          119,511
                                               ===========      ===========

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of June 30, 2005, and no options or warrants have been granted to date.

            Weighted average for 2004 has been restated to account for the surrender of stock and change in par value, which has been retroactively recorded.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising

            Costs of advertising and promotion are expensed as incurred. There were no advertising costs for the six months ended June 30, 2005 and 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3 -    OFFICERS LOANS PAYABLE

            The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balance due such officer at June 30, 2005 is $527,217. There is no stated interest or terms of interest on this note.

            As a result of the spin-off, $486,840 went to CIC. The balance, the officer forgave $40,377 in June 2005 with the corresponding credit to Additional Paid-in Capital.

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

            CLC has entered into leasing agreements with terms not exceeding one-year and are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at June 30, 2005.

NOTE 5-     INCOME TAXES

            Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 5-     INCOME TAXES (Continued)

            At June 30, 2005, deferred tax assets consist of the following:

            Deferred tax asset                            $ 42,700
            Less:  valuation allowance                     (42,700)
                                                          ---------
            Net deferred tax asset                        $    -0-
                                                          =========

            At June 30, 2005, the Company had deficits accumulated in the approximate amount of $142,300, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6-     STOCKHOLDERS' (DEFICIT)

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

            In August 2004, the Company issued 885,417 shares of common stock to five investors for cash of $8,500

            On April 5, 2005, the Company effected a one for 96 reverse split of the common stock. All share and per share data in this report give retroactive effect to such split.

            On May 19, 2005, CIGI merged with and into the Company with the Company continuing as the surviving corporation and assuming all CIGI's obligations.

            Also on May 19, 2005, the Company spun-off all of the outstanding shares of CIC to the Company's current Common and Preferred shareholders. As a result of these transactions, the Company no longer has any subsidiaries.

            In June 2005, certain legal services included in the Accounts Payable were forgiven totaling $49,988 and was credited to Additional Paid-in Capital.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 6-     STOCKHOLDERS' (DEFICIT) (Continued)

            Common Stock (Continued)

            In June 2005, Officer's Loans of $40,377 were forgiven and was credited to Additional Paid-in Capital.

            Preferred Stock

            The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and 20,000 shares were issued to various investors on February 15, 2005, convertible into 4,240,000 shares of Common Stock upon the completion of a business combination as defined in the Delaware General Corporation Law.

NOTE 7-     GOING CONCERN

            As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management of the Company believes that they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company. The losses sustained in the periods ended are primarily from the result of one-time impairment charges and the reserve of accounts receivable.

            The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8-     DISPOSAL AND SPIN-OFF OF BUSINESSES

            In May 2004, the Company sold CLC. The Company's financial statements have been restated to reflect this sale as discontinued operations, for all periods

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 8-           DISPOSAL AND SPIN-OFF OF BUSINESSES (Continued)

            presented. Summarized operating results of discontinued operations are as follows:

            Sale of CLC:

                                           June 30,     June 30,
                                             2005         2004
                                           --------     -------

            Revenues                       $   --       $25,093
                                           ========     =======
            Income before income taxes     $   --       $10,369
                                           ========     =======
            Provision for taxes            $   --       $   670
                                           ========     =======
            Net income                     $   --       $ 9,699
                                           ========     =======
            Net income per share           $   --       $  0.00
                                           ========     =======
            Diluted income per share       $   --       $ 0.000
                                           ========     =======


            Spin-off of CIC:

                                           June 30,      June 30,
                                             2005          2004
                                           --------     ---------

            Revenues                       $   --       $ 15,589
                                           ========     ========
            Loss before income taxes       $   --       $ (1,535)
                                           ========     ========
            Provision for taxes            $   --       $     (0)
                                           ========     ========
            Net (loss)                     $   --       $ (1,535)
                                           ========     ========
            Net loss per share             $   --       $   0.00
                                           ========     ========
            Diluted income per share       $   --       $   0.00
                                           ========     ========


NOTE 9-     RECLASSIFICATION OF FINANCIAL STATEMENTS

            The income from discontinued operations for the six months ended June 30, 2004 was reclassified to reflect the sale of CLC and the spin-off of CIC in the condensed statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net income for the six month period ended June 30, 2004.

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

On May 19, 2005, the Board of Directors of Key Command International Corp. (the "Company") unanimously approved: (a) a spin-off for the Company to distribute all of the outstanding shares of Command Internet Corp. ("CIC"), a wholly-owned Delaware subsidiary, to the Company's current Common and Preferred Stockholders, and (b) the merger of Command International Group, Inc. ("CIGI"), a second wholly-owned Delaware subsidiary, with and, into the Company. After these two transactions were completed, the Company did not have any subsidiaries or any operating company. These transactions were meant to be steps in a proposed merger of the Company with a target company. This transaction never took place.

On May 26, 2005, CIC effected a charter amendment which increased the amount of its total authorized shares of Common Stock from 1,500 to 10,000,000 shares. As of November 10, 2005, the Company had 1,004,960 shares of Common Stock outstanding and 20,000 shares of Series A Preferred Stock convertible into 4,240,000 shares of Common Stock. The shares of CIC will be distributed to the Company's Common Stockholders and Preferred Stockholders on a one-for-one as converted basis.

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

Material Changes in Financial Condition as of June 30, 2005 as Compared with December 31, 2004.

At June 30, 2005, we had a working capital deficit of $11,367, as compared with a deficit of $757,047 at December 31, 2004. The Company had cash on hand of $0 at June 30, 2005, which was the same at December 31, 2004. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at June 30, 2005.

We have funded the business primarily through proceeds from the issuance of preferred stock of $20,000. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 885,417 shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $563,421 of accounts payable and accrued expenses at December 31, 2004 which decreased to $5,000 at June 30, 2005. These payables relate mainly to the elimination in the operations of CIC.

At June 30, 2005, the Company had retained earnings (deficit) of $142,283 as compared with $1,264,438 at December 31, 2004.

For the six months ended June 30, 2005 ("Fiscal 2005 Period") the Company had net cash used in operating activities of $20,000, as compared with net cash provided by operating activities of $23,000 for the six months ended June 30, 2004 ("Fiscal 2004 Period"). The net cash provided by operations resulted from a net loss of $31,818 for the Fiscal 2005 Period and was offset by a decrease in accounts payable and accrued expenses of $5,451. This is compared to the net loss of $1,275 in the Fiscal 2004 Period.

The Company had net cash provided by financing activities of $20,000 during the Fiscal 2005 Period, as compared with net cash used in financing activities of $23,500 during the Fiscal 2004 Period.

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

Material Changes in Results of Operations

Six Months Ended June 30, 2005 as compared with the Six Months Ended June 30, 2004.

Sales in the Fiscal 2005 Period was $3,472 as compared with zero in the Fiscal 2004 Period. There were no salaries for the six months ended June 30, 2005 and no salaries during the Fiscal 2004 Period as a result of the sale of CIC.

Office and administrative expenses were $35,290 for the Fiscal
2005 Period as compared with $1,137 for the Fiscal 2004 Period as result of the sale of the operating company during the Fiscal 2005 Period.

The Company had income from discontinued operations of zero in the Fiscal 2005 Period compared to income of discontinued operations of $18,253 in the Fiscal 2004 Period primarily resulting from a timing difference on the sale of CLC.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

         There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended June 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Except as reported herein, there were no other issuances of restricted securities by the Company during the three-month period ended June 30, 2005. On May 20, 2005, the Company made a distribution of 1,004,960 shares of common stock (the "Shares") of its wholly-owned subsidiary, Command Internet Corp. ("CIC") to the Company's Common Stockholders and Preferred Stockholders as of May 20, 2005 on a one-for-one as converted basis.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Schedule 14C Definitive Information Statement was filed on June 14, 2005 and mailed to Shareholders on July 7, 2005.

Item 5.  Other Information.

None.

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


                                     KEY COMMAND INTERNATIONAL CORP.



Date:  November 28, 2005             BY: /s/ Robert Fallah
                                         ---------------------------------------
                                         Robert Fallah,
                                         President, Chief Executive Officer and
                                         Chief Financial Officer