Form 10QSB
period 2005-09-30
KEY COMMAND INTERNATIONAL CORP
filed 2005-11-29
CIK 1077278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2005

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                    - INDEX -

                                                                                  Page(s)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Balance Sheet as of September 30, 2005 (Unaudited)              F-1

         Condensed Statements of Operations for the
         Nine and Three Months Ended September 30, 2005 and 2004 (Unaudited)       F-2

         Condensed Statements of Cash Flow for the
         Nine Months Ended September 30, 2005 and 2004 (Unaudited)                 F-3

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

Exhibit 31.1

Exhibit 32.1

                                     PART I

                              FINANCIAL INFORMATION


Item 1.        Financial Statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                             CONDENSED BALANCE SHEET
                                SEPTEMER 30, 2005
                                   (UNAUDITED)

                                       ASSETS
                                                                                      2005
                                                                                   ---------
Current Assets:
  Cash and cash equivalents                                                        $    --
                                                                                   ---------

TOTAL ASSETS                                                                       $    --
                                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)


LIABILITIES
Current Liabilities:
  Taxes payable                                                                    $   6,367
  Accounts payable and accrued expenses                                                4,000
                                                                                   ---------

      Total Current Liabilities                                                       10,367
                                                                                   ---------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000 shares authorized, 20,000 shares
    issued and outstanding                                                                20
  Common stock, $.0001 Par Value; 100,000,000 shares authorized
  1,004,960 shares issued and outstanding                                                100
  Additional paid-in capital                                                         139,349
  Accumulated deficit                                                               (149,836)
                                                                                   ---------

      Total Stockholders' (Deficit)                                                  (10,367)
                                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                      $    --
                                                                                   =========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                         CONDENSED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                                (Reclassified)                     (Reclassified)
                                                                     2005            2004             2005              2004
                                                                 -----------      -----------      -----------      -----------
OPERATING REVENUES
  Sales                                                          $     3,472      $      --        $      --        $      --

OPERATING EXPENSES
   Office and administrative                                          42,842            1,137            7,552             --
                                                                 -----------      -----------      -----------      -----------
       Total Operating Expenses                                       42,842            1,137            7,552             --
                                                                 -----------      -----------      -----------      -----------
LOSS BEFORE OTHER (EXPENSE)                                          (39,370)          (1,137)          (7,552)
                                                                 -----------      -----------      -----------      -----------
OTHER (EXPENSE)
   Interest expense                                                     --               (138)            --               --
                                                                 -----------      -----------      -----------      -----------
       Total Other (Expense)                                            --               (138)            --               --
                                                                 -----------      -----------      -----------      -----------

NET LOSS FROM CONTINUING OPERATIONS                                  (39,370)          (1,275)          (7,552)            --
                                                                 -----------      -----------      -----------      -----------
DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations (net of taxes)            --              8,164             --            (10,089)
   Loss on disposal of subsidiary                                       --             (3,378)            --               --
                                                                 -----------      -----------      -----------      -----------
         Total discontinued operations                                  --              4,786             --            (10,089)
                                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                                       (39,370)           3,511           (7,552)         (10,089)
   Provision for Income Taxes                                           --               --               --               --
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $   (39,370)     $     3,511      $    (7,552)     $   (10,089)
                                                                 ===========      ===========      ===========      ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE                        $     (0.04)     $      0.01      $     (0.01)     $     (0.02)
                                                                 ===========      ===========      ===========      ===========
Basic and diluted from continuing operations                     $     (0.04)     $     (0.00)     $     (0.01)     $      --
                                                                 ===========      ===========      ===========      ===========
Basic and diluted from discontinued operations                   $      --        $      0.02      $      --        $     (0.02)
                                                                 ===========      ===========      ===========      ===========
Basic and diluted from disposal of subsidiary                    $      --        $     (0.01)     $      --        $      --
                                                                 ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                             1,004,960          264,931        1,004,960          552,611
                                                                 ===========      ===========      ===========      ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                        CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                          (Reclassified)
                                                                 2005          2004
                                                               --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
   Net (loss)                                                  $(39,370)     $ (1,275)
                                                               --------      --------
   Adjustments to Reconcile Net (Loss) to Net Cash (
      used in) operating activities:

  Changes in assets and liabilities
     Increase in taxes payable                                    6,367          --
     (Decrease) in accounts payable and
       and accrued expenses                                      13,003          --
                                                               --------      --------
     Total adjustments                                           19,370          --
                                                               --------      --------
     Net cash (used in) operating activities -
     continuing operations                                      (20,000)       (1,275)
                                                               --------      --------
Discontinued Operations:
     Income from discontinued operations                           --           4,786
     Net effect on cash flow from spin-off of subsidiary           --          19,489
     Adjustments to Reconcile Net Cash provided by
     discontinued operations                                       --            --
                                                               --------      --------
     Net cash provided by operating activities -
     discontinued operations                                       --          24,275
                                                               --------      --------
     Net cash provided by (used in)  operating activities       (20,000)       23,000
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITES
    Repayment of line of credit, net                               --         (23,500)
    Proceeds from preferred stock issuance                       20,000          --
                                                               --------      --------
       Net cash provided by (used in) financing activities       20,000       (23,500)
                                                               --------      --------
NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                               --            (500)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                            --             500
                                                               --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $   --        $   --
                                                               ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                           $   --        $   --
                                                               ========      ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                        CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMER 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                                        (Reclassified)
                                                                           2005             2004
                                                                        -----------      -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Net effect of stock acquisition between CIC and CIGI
       Common stock                                                     $      --        $    12,051
       Deficit                                                                 --            (22,598)
       Accounts payable                                                        --             10,547
                                                                        -----------      -----------
                                                                        $      --        $      --
                                                                        ===========      ===========
   Net effect of spin-off of CIC
       Accumulated deficit                                              $(1,153,972)     $(1,067,382)
       Cash                                                                    --             (3,334)
       Accounts receivable                                                     --             (9,633)
       Accounts payable and accrued expenses                                473,506          449,883
       Taxes payable                                                        193,626          143,626
       Officers Loans                                                       486,840          486,840
                                                                        -----------      -----------
                                                                        $      --        $      --
                                                                        ===========      ===========
Forgiveness of Officer's Loan Payable to Additional Paid-in Capital     $    48,930      $      --
                                                                        ===========      ===========
Forgiveness of Accounts Payable to Additional Paid-in Capital           $    49,988      $      --
                                                                        ===========      ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

            Machinery and equipment                 3-5 Years
            Furniture and fixtures                  5-7 Years
            Automobile                                5 Years

            There was no depreciation expense for the nine months ended September 30, 2005 and 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:


                                              September 30,     September 30,
                                                  2005              2004
                                               -----------      -----------
Net Income (Loss)                              $   (39,370)     $     3,511
                                               -----------      -----------

Weighted-average common shares
  outstanding (Basic)                            1,004,960          264,931

Weighted-average common stock equivalents:
      Stock options                                   --               --
      Warrants                                        --               --
                                               -----------      -----------

Weighted-average common shares
         outstanding (Diluted)                   1,004,960          264,931
                                               ===========      ===========

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of September 30, 2005, and no options or warrants have been granted to date.

            Weighted average for 2004 has been restated to account for the surrender of stock and change in par value, which has been retroactively recorded.

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising

            Costs of advertising and promotion are expensed as incurred. There were no advertising costs for the nine months ended September 30, 2005 and 2004.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3 -    OFFICERS LOANS PAYABLE

            The CIC loans represent advances to and from its President. These loans are interest-free and are not anticipated to be paid in the next year, and therefore are reflected as long-term liabilities. The balance due such officer at September 30, 2005 is $535,770. There is no stated interest or terms of interest on this note.

            As a result of the spin-off, $486,840 went to CIC. The balance, the officer forgave $40,377 in June 2005 and $8,553 in September 2005, respectively, with the corresponding credit to Additional Paid-in Capital.

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

            CLC has entered into leasing agreements with terms not exceeding one-year and are not considered to be material. Due to the length of the terms, there are no annual future minimum rentals due at September 30, 2005.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 5-     INCOME TAXES (Continued)

            At September 30, 2005, deferred tax assets consist of the following:

            Deferred tax asset                    $  44,900
            Less:  valuation allowance              (44,900)
                                                  ---------
            Net deferred tax asset                $     -0-
                                                  =========

            At September 30, 2005, the Company had deficits accumulated in the approximate amount of $149,800, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 6-     STOCKHOLDERS' (DEFICIT) (Continued)

            Common Stock (Continued)

            In June 2005 and September 2005 respectively, Officer's Loans of $40,377 and $8,553 were forgiven and were credited to Additional Paid-in Capital.

            Preferred Stock

            The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized, and 20,000 shares were issued to various investors on February 15, 2005, convertible into 4,240,000 shares of Common Stock upon the completion of a business combination as defined in the Delaware General Corporation Law.

NOTE 7-     GOING CONCERN

            As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003 and for the nine months ended September 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8-     DISPOSAL AND SPIN-OFF OF BUSINESSES

            In May 2004, the Company sold CLC. In May 2005, the Company spun-off all of the outstanding shares of CIC to its current Common and Preferred shareholders. This resulted in the Company no longer having any subsidiaries. The Company's financial statements have been restated to reflect this sale and spin-off as

                         KEY COMMAND INTERNATIONAL CORP.
                  (FORMERLY COMMAND INTERNATIONAL CORPORATION)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 8-     DISPOSAL AND SPIN-OFF OF BUSINESSES (Continued)

            discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:


            Sale of CLC:


                                         September 30,  September 30,
                                              2005          2004
                                           ----------     --------

            Revenues                       $     --       $ 25,093
                                           ==========     ========
            Income before income taxes     $     --       $  6,991
                                           ==========     ========
            Provision for taxes            $     --       $   (670)
                                           ==========     ========
            Net income                     $     --       $  6,321
                                           ==========     ========
            Net income per share           $     --       $   0.00
                                           ==========     ========
            Diluted income per share       $     --       $   0.00
                                           ==========     ========


            Spin-off of CIC:

                                         September 30,  September 30,
                                              2005           2004
                                           ----------     --------

            Revenues                       $     --       $ 15,589
                                           ==========     ========
            Income before income taxes     $     --       $  1,535)
                                           ==========     ========
            Provision for taxes            $     --       $      0
                                           ==========     ========
            Net (loss)                     $     --       $ (1,535)
                                           ==========     ========
            Net loss per share             $     --       $   0.00
                                           ==========     ========
            Diluted income per share       $     --       $   0.00
                                           ==========     ========


NOTE 9-     RECLASSIFICATION OF FINANCIAL STATEMENTS

            The income from discontinued operations for the nine months ended September 30, 2004 was reclassified to reflect the sale of CLC and the spin-off of CIC in the condensed statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net income for the nine month period ended September 30, 2004.

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

Material Changes in Financial Condition as of September 30, 2005 as Compared with December 31, 2004.

At September 30, 2005, we had a working capital deficit of $10,367, as compared with a deficit of $757,047 at December 31, 2004. The Company had cash on hand of $0 at September 30, 2005, which was the same at December 31, 2004. We did not have sufficient capital on hand to fund our operations. The Company had repaid its working capital line from its cash flow at September 30, 2005.

We have funded the business primarily through the issuance of preferred stock of $20,000. There was no commitment from officers to continue to lend money to the Company and no further loans were made to the Company after October 1, 2003. Following the discontinuance of operations in May 2004, the Company sold 885,417 shares, at $.0001 per share, to a group of five investors including an entity affiliated with the Company's President on August 17, 2004.

The Company had $563,421 of accounts payable and accrued expenses at December 31, 2004 which decreased to $4,000 at September 30, 2005. These payables relate mainly to the operations of CIC.

At September 30, 2005, the Company had retained earnings (deficit) of $(149,836) as compared with $1,264,438 at December 31, 2004.

For the nine months ended September 30, 2005 ("Fiscal 2005 Period") the Company had net cash used in operating activities of $20,000, as compared with net cash provided by operating activities of $23,000 for the nine months ended September 30, 2004 ("Fiscal 2004 Period"). The net cash provided by operations resulted from net loss of $39,370 for the Fiscal 2005 Period and was offset by a decrease in accounts payable and accrued expenses of $13,003. This is compared to the net loss of $1,275 in the Fiscal 2004 Period.

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

Material Changes in Results of Operations

Nine Months Ended September 30, 2005 as compared with the Nine Months Ended September 30, 2004.

Sales in the Fiscal 2005 Period was $3,472 as compared with zero in the Fiscal 2004 Period. There were no salaries for the nine months ended September 30, 2005 and no salaries during the Fiscal 2004 Period as a result of the sale of CIC.

Office and administrative expenses were $42,842 for the Fiscal 2005 Period as compared with $1,137 for the Fiscal 2004 Period as result of the sale of the operating company during the Fiscal 2005 Period.

The Company had income from discontinued operations of zero in the Fiscal 2005 Period compared to income of discontinued operations of $8,164 in the Fiscal 2004 Period primarily resulting from a timing difference on the sale of CLC.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings against the Company or for which the Company is a party, other than routine litigation incidental to the Company's business, nor are there any legal proceedings which terminated during the quarter ended September 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         There were no issuances of restricted securities by the Company during the three-month period ended September 30, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Schedule 14C Definitive Information Statement filed on June 14, 2005 was mailed to shareholders on July 7, 2005.

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